Form 10-Q
period 1996-03-31
GRAND CASINOS INC
filed 1996-05-15
CIK 878321

GRAND CASINOS, INC.

                                  1ST QUARTER
                                  FISCAL 1996

                                   FORM 10-Q

                          PATRICK R. CRUZEN, PRESIDENT
                    TIMOTHY J. COPE, CHIEF FINANCIAL OFFICER



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                           Commission File No. 1-12962

                               GRAND CASINOS, INC.
             (Exact name of registrant as specified in its charter)

               Minnesota                                     41-1689535
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

        13705 First Avenue North
         Minneapolis, Minnesota                                 55441
(Address of principal executive offices)                     (Zip Code)

                                 (612) 449-9092
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes        ____X____                     No _______

As of May 8, 1996, there were 41,585,185 shares of Common Stock, $0.01 par value per share, outstanding.




                      GRAND CASINOS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              Page of
                                                                             Form 10-Q



PART I.        FINANCIAL INFORMATION
               ITEM 1.       FINANCIAL STATEMENTS

                             Consolidated Balance Sheets as of                   3
                             March 31, 1996 and December 31, 1995

                             Consolidated Statements of Earnings                 4
                             for the three months ended March 31, 1996
                             and April 2, 1995

                             Consolidated Statements of Cash Flows               5
                             for the three months ended March 31, 1996
                             and April 2, 1995

                             Notes to Consolidated Financial Statements          6

               ITEM 2.       MANAGEMENT'S DISCUSSION AND                        13
                             ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

PART II.       OTHER INFORMATION

               ITEM 6.       Exhibits and Reports On Form 8-K                   17




                      GRAND CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             (UNAUDITED)              *
                                                                           MARCH 31, 1996    DECEMBER 31, 1995
- - ----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                               $298,065             $334,772
    Current installments of notes receivable                                  12,680               13,750
    Accounts receivable                                                       16,354               10,864
    Deferred income taxes                                                      7,037                6,747
    Other current assets                                                       8,426               13,736
- - ----------------------------------------------------------------------------------------------------------
Total Current Assets                                                         342,562              379,869
- - ----------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                  624,417              542,838
- - ----------------------------------------------------------------------------------------------------------
Other Assets:
    Cash and cash equivalents-restricted                                       7,488                6,902
    Securities available for sale                                             17,791               14,200
    Notes receivable, less current installments                               40,608               43,594
    Investments in and notes from unconsolidated affiliates                  113,114              109,413
    Debt issuance and deferred licensing costs-net                            20,263               20,582
    Other long-term assets                                                    10,729               10,710
- - ----------------------------------------------------------------------------------------------------------
Total Other Assets                                                           209,993              205,401
- - ----------------------------------------------------------------------------------------------------------
==========================================================================================================
TOTAL ASSETS                                                              $1,176,972           $1,128,108
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable-trade                                                    $4,862               $6,252
    Accounts payable-construction                                             20,421               12,517
    Current installments of long-term debt and capital leases                  9,220               11,562
    Accrued interest                                                          15,423                4,030
    Accrued payroll and related expenses                                      15,042               17,157
    Other accrued expenses                                                    18,801               16,314
- - ----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     83,769               67,832
- - ----------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                                 457,805              459,070
    Deferred income taxes                                                     75,722               75,106
- - ----------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                  533,527              534,176
- - ----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            617,296              602,008
- - ----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Common stock, $.01 par value; authorized 100,000 shares;
        issued and outstanding 41,577 and 40,988
        at March 31, 1996 and December 31, 1995, respectively                    416                  410
    Additional paid-in-capital                                               409,956              397,298
    Net unrealized gains on securities available for sale                      5,368                2,102
    Retained earnings                                                        143,936              126,290
- - ----------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                   559,676              526,100
- - ----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,176,972           $1,128,108
==========================================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

* FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                      GRAND CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                      (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                      ----------------------------------------

                                                           MARCH 31, 1996       APRIL 2, 1995

- - ----------------------------------------------------------------------------------------------
REVENUES:
     Casino                                                       $74,303             $62,196
     Hotel                                                          5,417                   0
     Food and beverage                                              9,179               7,696
     Management fee income                                         18,692              14,108
     Retail and other income                                        2,370               1,064
- - ----------------------------------------------------------------------------------------------
Gross Revenues                                                    109,961              85,064
     Less:  Promotional allowances                                 (6,125)             (3,508)
- - ----------------------------------------------------------------------------------------------
NET REVENUES                                                      103,836              81,556
- - ----------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Casino                                                        24,372              19,613
     Hotel                                                          1,797                   0
     Food and beverage                                              4,164               3,570
     Other operating expenses                                       2,889               1,137
     Depreciation and amortization                                  6,507               4,404
     Lease expense                                                  4,032               3,278
     Selling, general and administrative                           32,710              24,579
- - ----------------------------------------------------------------------------------------------
        Total Costs and Expenses                                   76,471              56,581
- - ----------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                           27,365              24,975
- - ----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                5,318               2,513
     Interest expense                                              (5,725)             (4,651)
     Gain on sale of investments                                        0                 634
     Equity in earnings (loss) of unconsolidated affiliate            858                (150)
- - ----------------------------------------------------------------------------------------------
        Total other income (expense), net                             451              (1,654)
- - ----------------------------------------------------------------------------------------------

Earnings before income taxes and minority interest                 27,816              23,321
Provision for income taxes                                         10,169               8,667
- - ----------------------------------------------------------------------------------------------

Earnings before minority interest                                  17,647              14,654
Minority interest                                                       0                 423
- - ----------------------------------------------------------------------------------------------

NET EARNINGS                                                      $17,647             $15,077
==============================================================================================

Earnings per Common Share                                           $0.41               $0.45
==============================================================================================

WEIGHTED AVERAGE COMMON SHARES AND COMMON
  STOCK EQUIVALENTS OUTSTANDING                                    42,865              33,453
==============================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   (UNAUDITED)
                                                                                               THREE MONTHS ENDED
                                                                                     ----------------------------------------

                                                                                       MARCH 31, 1996       APRIL 2, 1995
- - -----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                                $17,647             $15,077
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization                                                                5,965               3,873
      Amortization of original issue discount and debt issuance costs                                542               1,693
      Gain on sale of investment                                                                       0                (634)
      Equity in (earnings) loss of unconsolidated affiliate                                         (858)                150
      Decrease in minority interest                                                                    0                (423)
      Change in deferred income taxes                                                                616                   0
      Write off project note receivables                                                             989                   0
      Changes in operating assets and liabilities:
           Other current assets                                                                   (5,396)             (6,535)
           Accounts payable - trade                                                                6,514                (838)
           Accrued expenses and income taxes                                                      16,683               1,894
- - -----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         42,702              14,257
- - -----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for notes receivable                                                                   550              (3,923)
     Investment in and notes receivable from unconsolidated affiliates                            (3,468)             (3,151)
     Proceeds from repayment of notes receivable                                                   2,516               5,211
     (Increase) decrease in cash and cash equivalents-restricted                                    (586)           (185,365)
     Payments for property and equipment                                                         (86,936)            (24,905)
     Proceeds from sale of investment                                                                  0                 634
     Increase in other long-term assets                                                             (318)               (714)
- - -----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                            (88,242)           (212,213)
- - -----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in accounts payable-construction                                                         0              (4,324)
     Proceeds from issuance of common stock-net                                                   12,663                 140
     Debt issuance costs and deferred financing costs                                               (223)            (10,738)
     Proceeds from issuance of long-term debt                                                          0             220,500
     Payments on long-term debt and capital lease obligations                                     (3,607)             (5,699)
- - -----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                8,833             199,879
- - -----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                             (36,707)              1,923
Cash and cash equivalents - beginning of period                                                  334,772              29,797
- - -----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                       $298,065             $31,720
=============================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest - net of capitalized interest                                                          $0              $6,156
      Income taxes                                                                                    $0              $3,880
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for debt issuance costs                                                 $0               4,000
     Increase in goodwill due to an increase in ownership of Stratosphere Corporation                 $0               8,252
     Increase in minority interest due to an increase in ownership of Stratosphere Corporation        $0              11,439



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


NOTE 1            UNAUDITED FINANCIAL STATEMENTS

                  Grand Casinos, Inc. and Subsidiaries, collectively the Company, develop, construct, and manage land-based and dockside casinos and related hotel and entertainment facilities primarily in emerging gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and manages two Indian-owned casinos in Minnesota and two Indian-owned casinos in Louisiana. The Company is constructing Grand Casino Tunica in Tunica County, Mississippi. It is also an owner of approximately 42% of Stratosphere Corporation (Stratosphere), which is constructing the Stratosphere project in Las Vegas, Nevada.

                  The consolidated financial statements include the accounts of Grand Casinos, Inc. and its wholly-owned and majority-owned subsidiaries. The accompanying consolidated financial statements include the accounts of Stratosphere from October 2, 1994, the date on which the Company first owned over 50% of the voting stock of Stratosphere, to December 20, 1995, the date on which the Company again owned less than 50% of the voting stock of Stratosphere. Investments in unconsolidated subsidiaries representing between 20% and 50% of voting stock are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in the consolidation.

                  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.

                  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

NOTE 2            INCOME RECOGNITION

                  The Company recognizes revenues from its owned and operated casinos in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of food and beverage and other items which are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances.

                  The costs of such complimentaries are included in casino costs and expenses in the accompanying Consolidated Statements of Earnings. Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts.

NOTE 3            INVENTORIES

                  Inventories, consisting of food and beverage, retail and operating supplies, are stated at the lower of cost or market. Cost is determined using the first in, first out method.

NOTE 4            PREOPENING EXPENSES

                  Preopening expenses incurred prior to opening of Company-owned facilities are capitalized and amortized to expense using the straight-line method over the six months following the opening of the respective facilities. These costs include payroll, training, and marketing costs incurred prior to commencement of operations. Depreciation and amortization for the three months ended March 31, 1996 and April 2, 1995 includes approximately $.3 million and $0.0 million of preopening amortization expense.

NOTE 5            EARNINGS PER COMMON SHARE

                  Earnings per common share was determined by dividing net earnings by the weighted average number of common shares outstanding during the three months ended April 2, 1995 and weighted average number of common shares and common stock equivalents outstanding during the three months ended March 31, 1996.

NOTE 6            PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over useful lives of three to thirty years. Leasehold acquisition costs are amortized over the shorter of the estimated useful life or the term of the respective leases once the assets are placed in service.

NOTE 7            AMORTIZATION OF ORIGINAL ISSUE DISCOUNT AND
                  DEBT ISSUANCE COSTS

                  Original issue discounts are amortized using the effective interest method, over the life of the related indebtedness. Debt issuance costs are amortized using the straight-line and effective interest methods, over the life of the related indebtedness.

NOTE 8            INTEREST COSTS

                  Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. For the three months ended March 31, 1996 and April 2, 1995, approximately $6.1 million and $2.8 million, respectively, of interest cost was capitalized.


NOTE 9   NOTES RECEIVABLE

                  Notes receivable consist of the following (in thousands):

                                                                           March 31, 1996            Dec. 31, 1995
                                                                           --------------            -------------
                  Notes from the Coushatta Tribe with interest at a defined
                  reference rate plus 1% (not to exceed 16%), receivable in 84
                  monthly installments through January 2002                       $26,089                $26,903

                  Notes from the Tunica-Biloxi Tribe with interest at a defined reference rate plus 1% (not to exceed 16%), receivable in 84
                  monthly installments through June 2001                           14,058                 14,529

                  Notes from the Mille Lacs Band with interest at a defined
                  reference rate plus 1% (not to exceed 16%), receivable in
                  varying installments through October 1997                         2,586                  3,071

                  Notes from the Mille Lacs Band, with
                  interest at 9.75%, receivable in 60 monthly
                  installments through December 1997                                2,156                  2,435

                  Note from Casino Magic Corp. related to
                  sale of assets with interest at 12% per annum,
                  principal and interest due May 26, 1996                           2,773                  2,773

                  Other                                                             5,626                  7,633
                  -------------------------------------------------------------------------------------------------
                                                                                  $53,288                $57,344
                  Less current installments of notes receivable                    12,680                 13,750
                  ------------------------------------------------------------------------------------------------
                  Notes receivable-less current installments                      $40,608                $43,594
                  ===============================================================================================




NOTE 10           LONG-TERM DEBT

                  On November 30, 1995, the Company completed its public offering of $450.0 million of eight year 10.125% First Mortgage Notes due December 1, 2003, realizing net cash proceeds of approximately $434.5 million after underwriting and other related offering costs. The Company used $132.6 million of net proceeds to extinguish $115.0 million aggregate principal amount of 12.5% First Mortgage Notes due on February 1, 2000 (including accrued interest of $4.8 million and $12.8 million related to a tender offer premium and expenses), and $25.3 million to retire all outstanding principal and interest due under a credit facility with First Interstate Bank of Nevada, N.A. (F.I.B. Note). The balance of net proceeds of approximately $275.7 million is to be used to develop and open Grand Casino Tunica and to construct additional hotel rooms and entertainment and gaming-related amenities at Grand Casino Biloxi and Grand Casino Gulfport.

                  The 10.125% First Mortgage Notes are secured by substantially all the assets of Grand Casino Biloxi and Grand Casino Gulfport, Grand Casino Tunica assets included in Phase 1 development, capital stock owned by the Company in Stratosphere, and certain existing notes receivable due the Company from Tribes. The notes require semi-annual payments of interest only on June 1 and December 1 of each year commencing June 1, 1996, until December 1, 2003, at which time the entire principal plus accrued interest is due and payable. The notes may be redeemed at the Company's option, in whole or in part, anytime after December 1, 1999, at a premium, declining ratably thereafter to par value on December 1, 2002, to maturity.

NOTE 11           COMMITMENTS AND CONTINGENCIES

                  STRATOSPHERE CORPORATION

                  On March 9, 1995, the Company converted $33.5 million of outstanding advances to Stratosphere into an aggregate 8.25 million shares of common stock. The Company has agreed to provide credit enhancements, subject to certain limitations, to guarantee completion of construction of the project to a limit of $50.0 million and to purchase up to $20.0 million of additional equity in Stratosphere during each of the first three years (up to $60.0 million total) Stratosphere is operating to the extent Stratosphere's consolidated cash flow does not reach $50.0 million in each of such years.

                  LOAN GUARANTY AGREEMENTS

                  The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment. The agreement extends through 1998, and as of March 31, 1996, the amount outstanding was $9.4 million. In addition, the Company has guaranteed loan and security agreements entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of March 31, 1996, the amounts outstanding were $16.4 million.

                  The Company has entered into a master hotel development agreement with Casino Resource Corporation for the hotel adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage related to the hotel in the amount of $2.9 million as of March 31, 1996.

                  OPTION AND LOAN AGREEMENT

                  The Company entered into an option and loan agreement for land in a state that is reviewing legislation to allow for gaming. The agreement provides for maximum total payments of $6.1 million, contingent on various conditions. As of March 31, 1996, a total of $3.7 million had been paid pursuant to the agreement.

                  OTHER

                  The Company, in connection with the development and construction of Grand Casino Tunica in Tunica County, Mississippi, has entered into a fixed price construction contract in the amount of $217.4 million. As of March 31, 1996, the balance remaining to complete under the contract is approximately $154.4 million.

                  The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

NOTE 12           SUBSEQUENT EVENTS

                  As noted previously, the Company is an owner of approximately 42% of Stratosphere, which is developing the Stratosphere project in Las Vegas, Nevada. The Stratosphere casino and hotel project opened on April 29, 1996.



                      GRAND CASINOS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (UNAUDITED)


  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OVERVIEW

                  The Company develops, constructs and manages land-based and dockside casinos primarily in emerging gaming jurisdictions. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi and Grand Casino Gulfport, and from management fee income from Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta. Pursuant to the Mille Lacs, Hinckley, Avoyelles, and Coushatta management contracts, the Company receives a fee equal to 40% of the net distributable profits generated by Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta. The Company commenced operations in August 1990, and opened its first Company-owned casinos, Grand Casino Gulfport and Grand Casino Biloxi in May 1993 and January 1994, respectively. Therefore, the Company's limited operating history may not be indicative of the Company's future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during such years. The Company's growth strategy contemplates expanding existing operations and establishing additional gaming operations. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions and the occurrence of certain events, including obtaining governmental approvals and increased competition, many of which are beyond the control of the Company. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                  Revenues from owned and operated casinos are calculated in accordance with generally accepted accounting principles and presented in a manner consistent with industry practice. Net distributable profits from Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta are computed using a modified cash basis of accounting in accordance with the management contracts. The effect of the use of the modified cash basis of accounting is to accelerate the write-off of capital equipment and leased assets, which thereby impacts the timing of net distributable profits.

                  RESULTS OF OPERATIONS

                  Grand Casino Gulfport and Grand Casino Biloxi commenced operations on May 14, 1993 and January 17, 1994, respectively, with Grand Casino Avoyelles and Grand Casino Coushatta opening June 3, 1994 and January 16, 1995, respectively. As such, a comparison of results from quarter to quarter may not be meaningful due to the opening of new facilities.

                  THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED APRIL 2, 1995

                  Earnings Per Common Share and Net Earnings

                  Earnings per common share for the three months ended March 31, 1996 were $.41 versus $.45 for the prior year's comparable period based upon weighted average common shares outstanding of 42.9 million and 33.5 million for the three month periods ended March 31, 1996 and April 2, 1995, respectively. The primary increase in the weighted average common shares outstanding is a result of the merger with Gaming Corporation of America and Grand Gaming Corp. on November 30, 1995 (7.3 million shares).

                  Net earnings increased $2.6 million to $17.6 million for the three months ended March 31, 1996 compared to the prior year principally due to an increase in revenues in 1996 for Grand Casino Biloxi, Grand Casino Gulfport and management fee income.

                  Net Revenues

                  Net revenues for the Company increased $22.3 million for the three months ended March 31, 1996 compared to the same period in the prior year. The increase in net revenues is primarily due to increased revenues at Company owned facilities Grand Casino Biloxi and Grand Casino Gulfport in the amount of $17.7 million and increased management fee income from Indian-owned casinos.

                  Grand Casino Biloxi and Grand Casino Gulfport generated $74.3 million in gross casino revenue and $17.0 million in gross hotel, food, beverage, retail, and entertainment revenue during the three months ended March 31, 1996. The three months ended April 2, 1995 revenues include $62.2 million in gross casino revenue and $8.8 million in gross food, beverage and retail revenue.

                  Costs and Expenses

                  Costs and expenses increased $19.9 million for the three month period ended March 31, 1996 over the comparable period in the prior year. Following are the specific changes in costs and expenses.

                  Casino expenses were $24.4 million for the three month period March 31, 1996 versus $19.6 million for the prior year, principally due to the increase of $12.1 million in casino revenues. Food and beverage expenses increased $.6 million to $4.2 million for the three month period ended March 31, 1996. An increase in hotel expenses in the amount of $1.8 million is a result of the Biloxi and Gulfport hotels being open during the entire first quarter of 1996. These hotels were not open during the first quarter of 1995. Increases in selling, general and administrative expenses in the amount of $8.1 million are primarily attributed to the increases in marketing expenses for the Biloxi and Gulfport properties and indirect expenses associated with the Biloxi and Gulfport hotels in the amount of $3.9 million and $1.7 million, respectively.

                  Other

                  Interest income increased by $2.8 million to $5.3 million for the three months ended March 31, 1996 compared to $2.5 million for the three months ended March 31, 1996. This increase is primarily attributable to interest income earned on the proceeds from the Company's $450.0 million First Mortgage Note offering that closed on November 30, 1995. In addition, interest expense increased by $1.1 million to $7.1 million for the three months ended March 31, 1996 compared to $5.7 million for the three months ended April 2, 1995, as a result of the increase in First Mortgage Notes from $115.0 million to $450.0 million.

                  CAPITAL RESOURCES AND LIQUIDITY

                  The Company had cash and cash equivalents of $298.1 million. For the three months ended March 31, 1996, capital expenditures were $86.9 million compared to $24.9 million for the comparable period in the prior year. The majority of expenditures, $74.5 million for the three months ended March 31, 1996 related to construction of Grand Casino Tunica. Based upon current construction plans, the Company expects that development, construction, equipping and furnishing Grand Casino Tunica will require an aggregate of approximately $470 million, of which $189.7 million was expended as of March 31, 1996.

                  The Company is in the process of securing approximately $120.0 million in new capital lease financing for the Grand Casino Tunica project. There can be no assurance that the Company will be able to obtain third party capital lease financing on acceptable terms or that the project under development will be completed. These estimates are based upon current construction plans, which are subject to change, and the scope and cost of each of the Company's projects may vary significantly from that which is currently anticipated.

                  The Company, in conjunction with the closing of Stratosphere Corporation's First Mortgage Notes, agreed to provide credit enhancements, subject to certain limitations, to guarantee completion of construction of the project up to a limit of $50.0 million and to purchase up to $20.0 million of additional equity in Stratosphere Corporation during each of the first three years (up to $60.0 million total) after Stratosphere Corporation commences operations to the extent Stratosphere's consolidated cash flow does not reach $50.0 million in each of such years.

                  Pursuant to the Company's covenants related to the $450.0 million First Mortgage Notes, the Company is restricted from paying cash dividends and from transferring funds from certain subsidiaries to the Company. Because of such restrictions and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.


                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit 27 -- Financial Data Schedule.

                  (b) No Form 8-K was filed during the fiscal quarter ended March 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:     May 15, 1996             GRAND CASINOS, INC.
                                    Registrant



                                    By:   /s/ Patrick R. Cruzen
                                    Patrick R. Cruzen, President



                                    By:   /s/ Timothy J. Cope
                                    Timothy J. Cope, Chief Financial Officer