Form 10-Q
period 1996-06-30
GRAND CASINOS INC
filed 1996-08-14
CIK 878321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(Mark One)
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---------     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---------     SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes __X__        No _______

As of August 12, 1996, there were 41,748,022 shares of Common Stock, $0.01 par value per share, outstanding.



                      GRAND CASINOS, INC. AND SUBSIDIARIES

                                      INDEX



PART I.        FINANCIAL INFORMATION

               ITEM 1.       FINANCIAL STATEMENTS

                             Consolidated Balance Sheets as of
                             June 30, 1996 and December 31, 1995

                             Consolidated Statements of Earnings
                             for the three months ended June 30, 1996
                             and July 2, 1995

                             Consolidated Statements of Earnings for
                             the six months ended June 30, 1996 and
                             July 2, 1995.

                             Consolidated Statements of Cash Flows
                             for the six months ended June 30, 1996
                             and July 2, 1995

                             Notes to Consolidated Financial Statements

               ITEM 2.       MANAGEMENT'S DISCUSSION AND
                             ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

PART II.       OTHER INFORMATION

               ITEM 1.       Legal Proceedings

               ITEM 4.       Submission of Matters to a Vote of
                             Security Holders

               ITEM 6.       Exhibits and Reports On Form 8-K





                      GRAND CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   (UNAUDITED)          *
                                                                 JUNE 30, 1996  DECEMBER 31, 1995
                                                                   ----------      ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                      $  201,173      $  334,772
    Current installments of notes receivable                           10,541          13,750
    Accounts receivable                                                18,662          10,864
    Deferred income taxes                                               6,507           6,747
    Other current assets                                                9,725          13,736
                                                                   ----------      ----------
Total Current Assets                                                  246,608         379,869
                                                                   ----------      ----------
Property and Equipment, Net                                           727,517         542,838
                                                                   ----------      ----------
Other Assets:
    Cash and cash equivalents-restricted                                7,746           6,902
    Securities available for sale                                      38,575          14,200
    Notes receivable, less current installments                        38,793          43,594
    Investments in and notes from unconsolidated affiliates           109,303         109,413
    Debt issuance and deferred licensing costs-net                     24,244          20,582
    Other long-term assets                                             21,576          10,710
                                                                   ----------      ----------
Total Other Assets                                                    240,237         205,401
                                                                   ----------      ----------
TOTAL ASSETS                                                       $1,214,362      $1,128,108
                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable-trade                                         $    8,687      $    6,252
    Accounts payable-construction                                      37,629          12,517
    Current installments of long-term debt and capital leases           6,559          11,562
    Accrued interest                                                    3,882           4,030
    Accrued payroll and related expenses                               18,982          17,157
    Other accrued expenses                                             25,517          16,314
                                                                   ----------      ----------
Total Current Liabilities                                             101,256          67,832
                                                                   ----------      ----------
Long-term Liabilities:
    Long-term debt-less current installments                          457,439         459,070
    Deferred income taxes                                              75,343          75,106
                                                                   ----------      ----------
Total Long-Term Liabilities                                           532,782         534,176
                                                                   ----------      ----------
TOTAL LIABILITIES                                                     634,038         602,008
                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Common stock, $.01 par value; authorized 100,000 shares;
        issued and outstanding 41,607 and 40,988
        at June 30, 1996 and December 31, 1995, respectively              416             410
    Additional paid-in-capital                                        410,312         397,298
    Net unrealized gains on securities available for sale               6,251           2,102
    Retained earnings                                                 163,345         126,290
                                                                   ----------      ----------
Total Shareholders' Equity                                            580,324         526,100
                                                                   ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,214,362      $1,128,108
                                                                   ==========      ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS.




                      GRAND CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                          (UNAUDITED)
                                                                      THREE MONTHS ENDED
                                                               ------------------------------
                                                               JUNE 30, 1996     JULY 2, 1995
                                                                  ---------       ---------
REVENUES:
     Casino                                                       $  80,297       $  68,311
     Hotel                                                            6,622           2,650
     Food and beverage                                                9,889           8,594
     Management fee income                                           20,400          16,905
     Retail and other income                                          2,965           1,924
                                                                  ---------       ---------
Gross Revenues                                                      120,173          98,384
     Less:  Promotional allowances                                   (7,196)         (3,680)
                                                                  ---------       ---------
NET REVENUES                                                        112,977          94,704
                                                                  ---------       ---------

COSTS AND EXPENSES:
     Casino                                                          26,407          21,037
     Hotel                                                            1,580           1,025
     Food and beverage                                                4,963           4,087
     Other operating expenses                                         2,658           1,840
     Depreciation and amortization                                    6,832           5,976
     Lease expense                                                    4,141           3,620
     Selling, general and administrative                             29,138          25,585
                                                                  ---------       ---------
        Total Costs and Expenses                                     75,719          63,170
                                                                  ---------       ---------

EARNINGS FROM OPERATIONS                                             37,258          31,534
                                                                  ---------       ---------

OTHER INCOME (EXPENSE):
     Interest income                                                  4,119           4,231
     Interest expense                                                (4,840)         (7,561)
     Gain on sale of investments                                          0             987
     Equity in loss of unconsolidated affiliates                     (4,697)           (120)
                                                                  ---------       ---------
        Total other income (expense), net                            (5,418)         (2,463)
                                                                  ---------       ---------

Earnings before income taxes and minority interest                   31,840          29,071
Provision for income taxes                                           12,432          11,839
                                                                  ---------       ---------

Earnings before minority interest                                    19,408          17,232
Minority interest                                                         0           1,033
                                                                  ---------       ---------
NET EARNINGS                                                      $  19,408       $  18,265
                                                                  =========       =========

EARNINGS PER COMMON SHARE                                         $    0.45       $    0.52
                                                                  =========       =========

WEIGHTED AVERAGE COMMON SHARES AND COMMON
  STOCK EQUIVALENTS OUTSTANDING                                      43,262          34,800
                                                                  =========       =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      GRAND CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                             (UNAUDITED)
                                                           SIX MONTHS ENDED
                                                     ------------------------------
                                                     JUNE 30, 1996     JULY 2, 1995
                                                        ---------       ---------
REVENUES:
     Casino                                             $ 154,600       $ 130,507
     Hotel                                                 12,039           2,650
     Food and beverage                                     19,068          16,290
     Management fee income                                 39,092          31,013
     Retail and other income                                5,335           2,988
                                                        ---------       ---------
Gross Revenues                                            230,134         183,448
     Less:  Promotional allowances                        (13,320)         (7,188)
                                                        ---------       ---------
NET REVENUES                                              216,814         176,260
                                                        ---------       ---------

COSTS AND EXPENSES:
     Casino                                                50,686          40,650
     Hotel                                                  3,048           1,052
     Food and beverage                                      9,521           7,682
     Other operating expenses                               5,575           2,956
     Depreciation and amortization                         13,339          10,381
     Lease expense                                          8,173           6,897
     Selling, general and administrative                   61,848          50,133
                                                        ---------       ---------
        Total Costs and Expenses                          152,190         119,751
                                                        ---------       ---------

EARNINGS FROM OPERATIONS                                   64,624          56,509
                                                        ---------       ---------

OTHER INCOME (EXPENSE):
     Interest income                                        9,438           6,744
     Interest expense                                     (10,566)        (12,212)
     Gain on sale of investment                                (0)          1,621
     Equity in loss of unconsolidated affiliates           (3,839)           (270)
                                                        ---------       ---------
        Total other (expense), net                         (4,967)         (4,117)
                                                        ---------       ---------

Earnings before income taxes and minority interest         59,657          52,392
Provision for income taxes                                 22,601          20,506
                                                        ---------       ---------

Earnings before minority interest                          37,056          31,886
Minority interest                                               0           1,456
                                                        ---------       ---------
NET EARNINGS                                            $  37,056       $  33,342
                                                        =========       =========

EARNINGS PER COMMON SHARE                               $    0.86       $    0.98
                                                        =========       =========

WEIGHTED AVERAGE COMMON SHARES AND COMMON
  STOCK EQUIVALENTS OUTSTANDING                            43,063          34,126
                                                        =========       =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                           (UNAUDITED)
                                                                                                         SIX MONTHS ENDED
                                                                                                  -----------------------------
                                                                                                  JUNE 30, 1996    JULY 2, 1995
                                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                                   $  37,056       $  33,342
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization                                                                    12,227           9,273
      Amortization of original issue discount and debt issuance costs                                   1,112           2,853
      Gain on sale of investment                                                                            0          (1,621)
      Equity in loss of unconsolidated affiliate                                                        3,839             270
      Decrease in minority interest                                                                         0          (1,456)
      Change in deferred income taxes                                                                     616               0
      Changes in operating assets and liabilities:
           Current assets                                                                              (9,050)         (2,651)
           Accounts payable - trade                                                                    27,547            (126)
           Accrued expenses and income taxes                                                           15,997          16,665
                                                                                                    ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              89,344          56,549
                                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for notes receivable                                                                        505          (4,123)
     Investment in and notes receivable from unconsolidated affiliates                                 (4,364)         (6,434)
     Proceeds from repayment of notes receivable                                                        7,304          10,116
     (Increase) decrease in cash and cash equivalents-restricted                                         (843)       (181,128)
     Payments for property and equipment                                                             (195,946)        (59,117)
     Purchases of securities available for sale                                                       (19,750)              0
     Proceeds from sale of investment                                                                       0           1,562
     Increase in other long-term assets                                                               (11,461)           (532)
                                                                                                    ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                                                (224,555)       (239,656)
                                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in accounts payable-construction                                                              0          (1,562)
     Proceeds from issuance of common stock-net                                                        13,020             763
     Debt issuance costs and deferred financing costs                                                  (4,774)        (11,163)
     Proceeds from issuance of long-term debt                                                               0         220,500
     Payments on long-term debt and capital lease obligations                                          (6,634)         (8,864)
                                                                                                    ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                     1,612         199,674
                                                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents                                                 (133,599)         16,567
Cash and cash equivalents - beginning of period                                                       334,772          29,797
                                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $ 201,173       $  46,364
                                                                                                    =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest - net of capitalized interest                                                        $  10,714       $  11,109
      Income taxes                                                                                  $   8,000       $  11,367
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for debt issuance costs                                               $       0       $   4,000
     Increase in goodwill due to an increase in ownership of Stratosphere Corporation               $       0       $   7,960
     Increase in minority interest due to an increase in ownership of Stratosphere Corporation      $       0       $  11,922




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



NOTE 1            UNAUDITED FINANCIAL STATEMENTS

                  Grand Casinos, Inc. and Subsidiaries, collectively the Company, develop, construct, and manage land-based and dockside casinos and related hotel and entertainment facilities primarily in emerging gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast, one dockside casino in Tunica, County, Mississippi, and manages two Indian-owned casinos in Minnesota and two Indian-owned casinos in Louisiana. The Company operates Grand Casino Tunica in Tunica County, Mississippi, a dockside casino which opened on June 24, 1996. It is also an owner of approximately 42% of Stratosphere Corporation (Stratosphere), which constructed the Stratosphere project in Las Vegas, Nevada, which opened on April 29, 1996. Related hotel and entertainment facilities at the Grand Casino Tunica and Stratosphere projects are currently under construction and will open at various times.

                  The consolidated financial statements include the accounts of Grand Casinos, Inc. and its wholly-owned and majority-owned subsidiaries. The prior year's accompanying consolidated financial statements include the accounts of Stratosphere from October 2, 1994, the date on which the Company first owned over 50% of the voting stock of Stratosphere, to December 20, 1995, the date on which the Company again owned less than 50% of the voting stock of Stratosphere. Investments in unconsolidated subsidiaries representing between 20% and 50% of voting stock are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in the consolidation.

                  The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.

                  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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

NOTE 4            PREOPENING EXPENSES

                  Preopening expenses incurred prior to opening of Company-owned facilities are capitalized and amortized to expense using the straight-line method over the six months following the opening of the respective facilities. These costs include payroll, training, and marketing costs incurred prior to commencement of operations. Depreciation and amortization for the six months ended June 30, 1996 and July 2, 1995 includes approximately $.3 million and $.3 million of preopening amortization expense, respectively.

NOTE 5            EARNINGS PER COMMON SHARE

                  Earnings per common share was determined by dividing net earnings by the weighted average number of common shares and common stock equivalents outstanding during the six and three months ended June 30, 1996 and July 2, 1995.

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

NOTE 8            INTEREST COSTS

                  Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life once the assets are placed in service. For the six months ended June 30, 1996 and July 2, 1995, approximately $13.1 million and $8.1 million, respectively, of interest cost was capitalized. For the three months ended June 30, 1996 and July 2, 1995, approximately $6.9 million and $4.9 million, respectively, of interest cost was capitalized.

NOTE 9   NOTES RECEIVABLE

                  Notes receivable consist of the following (in thousands):

                                                                                     June 30, 1996    Dec. 31, 1995
                                                                                     -------------    -------------
                  Notes from the Coushatta Tribe with interest at a defined
                  reference rate plus 1% (not to exceed 16%), receivable in 84
                  monthly installments through January 2002                           $25,247           $26,903

                  Notes from the Tunica-Biloxi Tribe with interest at a defined reference rate plus 1% (not to exceed 16%), receivable in 84 monthly installments through June
                  2001                                                                 13,570            14,529

                  Notes from the Mille Lacs Band with interest at a defined
                  reference rate plus 1% (not to exceed 16%), receivable in
                  varying installments through October 1997                             2,240             3,071

                  Notes from the Mille Lacs Band, with
                  interest at 9.75%, receivable in 60 monthly
                  installments through December 1997                                    1,870             2,435

                  Note from Casino Magic Corp. related to
                  sale of assets with interest at 12% per annum,
                  principal and interest due May 26, 1996                                   0             2,773

                  Other                                                                 6,407             7,633
                                                                                        -----             -----
                                                                                      $49,334           $57,344
                  Less current installments of notes receivable                        10,541            13,750
                                                                                       ------            ------
                  Notes receivable-less current installments                          $38,793           $43,594
                                                                                      =======           =======


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

                  On May 10, 1996, the Company completed a $120 million Senior Secured Term Loan through BankAmerica Leasing and Capital Group. The five-year Senior Secured Term Loan Facility, with varying interest rates ranging from 1.75% to 2.50% over the LIBO Rate, will be used for the continued development of the Company's Grand Casino Tunica project, located in northern Mississippi, just outside of Memphis,Tennessee. Approximately $90 million of the loan will be used for furniture, fixtures and equipment for the 340,000 square foot casino complex. The balance of approximately $30 million will be used to construct a 600-room hotel at Grand Casino Tunica. As of July 31, 1996 and June 30, 1996, $18.4 million and $0 million had been advanced under the Senior Secured Term Loan Facility, respectively.

NOTE 11           COMMITMENTS AND CONTINGENCIES

                  STRATOSPHERE CORPORATION

                  On March 9, 1995, the Company converted $33.5 million of outstanding advances to Stratosphere into an aggregate 8.25 million shares of common stock. The Company has agreed to provide credit enhancements, subject to certain limitations, to guarantee completion of construction of the project to a limit of $50.0 million (the "Completion Guarantee") and to purchase up to $20.0 million of additional equity in Stratosphere during each of the first three years (up to $60.0 million total) Stratosphere is operating to the extent Stratosphere's consolidated cash flow does not reach $50.0 million in each of such years. Stratosphere has notified the Company that Stratosphere believes that the Company will be obligated to loan Stratosphere $48.5 million pursuant to the Completion Guarantee.

                  Stratosphere has announced that its cash on hand and projected internally generated funds will not be sufficient to fund both Stratosphere's cash requirements for existing operations, including debt service, and Stratosphere's currently anticipated capital requirements to complete Phase II of the Stratosphere project. Stratosphere is exploring a variety of means to obtain additional financing, including, to the extent permitted under Stratosphere's First Mortgage Note Indenture, debt and equity financing. There can be no assurance that additional financing will be available, or that if available, will be on terms favorable to Stratosphere. Stratosphere currently plans to continue construction of Phase II. In the event Stratosphere does not obtain additional financing in a timely manner, Stratosphere will be required to restructure its existing indebtedness. If Stratosphere cannot restructure its existing indebtedness there will be serious doubt as to whether Stratosphere will be able to continue as a going concern. If Stratosphere does not continue as a going concern, the Company would be required to write-off all or a substantial portion of the Company's investment in Stratosphere which would have a material adverse effect on the Company's results of operations.

                  LOAN GUARANTY AGREEMENTS

                  The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment. The agreement extends through 1998, and as of June 30, 1996, the amount outstanding was $8.5 million. In addition, the Company has guaranteed loan and security agreements entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of June 30, 1996, the amounts outstanding were $14.7 million.

                  The Company has entered into a master hotel development agreement with Casino Resource Corporation for the hotel adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage related to the hotel in the amount of $2.8 million as of June 30, 1996.

                  OTHER

                  The Company, in connection with the development and construction of Grand Casino Tunica in Tunica County, Mississippi, has entered into a fixed price construction contract in the amount of $212.9 million. As of June 30, 1996, the balance remaining to complete under the contract is approximately $98.3 million.

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



                      GRAND CASINOS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (UNAUDITED)

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OVERVIEW

                  The Company develops, constructs and manages land-based and dockside casinos primarily in emerging gaming jurisdictions. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica, and from management fee income from Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta.

                  Pursuant to the Mille Lacs, Hinckley, Avoyelles, and Coushatta management contracts, the Company receives a fee equal to 40% of the net distributable profits generated by Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta.

                  The Company commenced operations in August 1990, and opened its Company-owned casinos, Grand Casino Gulfport, Grand Casino Biloxi and Grand Casino Tunica in May 1993, January 1994 and June 1996, respectively. Therefore, the Company's limited operating history may not be indicative of the Company's future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during such years. The Company's growth strategy contemplates expanding existing operations and establishing additional gaming operations. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions and the occurrence of certain events, including obtaining governmental approvals and increased competition, many of which are beyond the control of the Company. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                  The casino operations of Grand Casino Tunica opened to the public on June 24, 1996. Accordingly, only five days of Grand Casino Tunica's operations are included in the results of operations for the three and six month periods ended June 30, 1996. The Company's long term plan was, and continues to be, to develop Grand Casino Tunica into a destination resort with the development of hotels and other amenities over the next several months. An 188 room hotel is scheduled to open in September 1996 and 1,200 additional rooms are currently under development. Until such time that such hotels and other amenities are fully operational, Grand Casino Tunica will be dependent on the highly competitive day trip market. Although Grand Casino Tunica has only been open for a short period of time, gaming revenue for the first seven weeks of operation of Grand Casino Tunica was approximately $19.0 million, which is below expectations. The average weekly gaming revenue for the four week period ended August 11, 1996 was approximately $2.2 million. The Company believes that the addition of hotels and other amenities will improve Grand Casino Tunica's performance. However, there can be no assurance that results will improve as such additional amenities are added.

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

                  RESULTS OF OPERATIONS

                  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JULY 2, 1995

                  Earnings Per Common Share and Net Earnings

                  Earnings per common share for the six months ended June 30, 1996 were $.86 versus $.98 for the prior year's comparable period based upon weighted average common shares outstanding of 43.1 million and 34.1 million for the six month periods ended June 30, 1996 and July 2, 1995, respectively. The increase in the weighted average common shares outstanding was primarily a result of the acquisition with Gaming Corporation of America and Grand Gaming Corp. on November 30, 1995 in which 7.3 million shares of common stock were issued.

                  Net earnings increased $3.7 million to $37.1 million for the six months ended June 30, 1996 compared to the prior year principally due to an increase in revenues in 1996 for Grand Casino Biloxi, Grand Casino Gulfport and management fee income. Included in Net earnings is the Company's 42% share of Stratosphere Corporation's net loss. The Company's share was $3.8 million or $.09 loss per Common Share.

                  Net Revenues

                  Net revenues for the Company increased $40.6 million for the six months ended June 30, 1996 compared to the same period in the prior year. The increase in net revenues is primarily due to increased revenues at Company owned facilities Grand Casino Biloxi, and Grand Casino Gulfport in the amount of $32.8 million and increased management fee income from Indian-owned casinos in the amount of $7.2 million. Grand Casino Tunica opened on June 24, 1996. Accordingly, only five days of Grand Casino Tunica's operations are included in the results for the six months ended June 30, 1996.

                  Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $154.6 million in gross casino revenue and $36.4 million in gross hotel, food, beverage, retail, and entertainment revenue during the six months ended June 30, 1996. During the six months ended July 2, 1995, these properties generated $130.5 million in gross casino revenue and $21.9 million in gross food, beverage and retail revenue. The increase in gross revenue is primarily a result of hotels opened at both Grand Casino Biloxi and Grand Casino Gulfport for the entire six months ended June 30, 1996. The Biloxi hotel opened in April 1995. The Gulfport hotel opened in September 1995.

                  Costs and Expenses

                  Total costs and expenses increased $32.4 million from $119.8 million for the six months ended July 2, 1995 to $152.2 million for the six month period ended June 30, 1996.

                  Casino expenses were $50.7 million for the six month period June 30, 1996 compared to $40.7 million for the comparable period. This increase is principally related to the increase of $24.1 million in casino revenues. As a result of additional overnight guests at Biloxi and Gulfport, additional casino expenses in the form of complimentary rooms and entertainment have increased casino expenses. Food and beverage expenses increased $1.8 million to $9.5 million for the six month period ended June 30, 1996.

                  Increases in selling, general and administrative expenses in the amount of $11.7 million are primarily attributable to increases in marketing expenses in the amount of $7.1 million for the Biloxi and Gulfport properties as a result of air charter programs and additional promotions and increases in indirect expenses associated with the Biloxi and Gulfport hotels as well as the opening of Grand Casino Tunica in the aggregate amount of $3.1 million.

                  Other

                  Interest income increased by $2.7 million to $9.4 million for the six months ended June 30, 1996. This increase is primarily attributable to interest income earned on the proceeds of the Company's $450.0 million First Mortgage Note offering that closed on November 30, 1995. In addition, interest expense decreased by $1.6 million to $10.6 million for the six months ended June 30, 1996 compared to $12.2 million for the six months ended July 2, 1995, as a result of additional capitalized interest in the amount of $5.0 million. The capitalized interest relating to Grand Casino Tunica during the six months ended June 30, 1996 was $9.3 million and capitalized interest for Stratosphere Corporation, which was included in consolidated results until December 1995, for the six months ended July 2, 1995 was $3.8 million.

                  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JULY 2, 1995

                  Earnings Per Common Share and Net Earnings

                  Earnings per common share for the three months ended June 30, 1996 were $.45 versus $.52 for the prior year's comparable period based upon weighted average common shares outstanding of 43.3 million and 34.8 million for the three month periods ended June 30, 1996 and July 2, 1995, respectively. The increase in the weighted average common shares outstanding was primarily a result of the acquisition with Gaming Corporation of America and Grand Gaming Corp. on November 30, 1995 in which 7.3 million shares of common stock were issued.

                  Net earnings increased $1.1 million to $19.4 million for the three months ended June 30, 1996 compared to the prior year principally due to an increase in revenues in 1996 for Grand Casino Biloxi, Grand Casino Gulfport and management fee income. Included in net earnings is the Company's 42% share of Stratosphere Corporation's net loss. The Company's share was $4.7 million or $.11 loss per common share.

                  Net Revenues

                  Net revenues for the Company increased $18.3 million for the three months ended June 30, 1996 compared to the same period in the prior year. The increase in net revenues is primarily due to increased revenues at Company owned facilities Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica and increased management fee income from Indian owned casinos. Grand Casino Biloxi, Gulfport and Tunica generated net revenues of $92.6 million during the three months ended June 30, 1996, an increase of $15.1 million compared to the comparable period in the prior year. Management fee income from Indian owned casinos increased by $3.0 million during the three month period ended June 30, 1996 compared to the comparable period. Only five days of Grand Casino Tunica's results were included in the three months ended June 30, 1996.

                  Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $80.3 million in gross casino revenue and $19.5 million in gross hotel, food, beverage, retail and entertainment revenue during the three months ended June 30, 1996. During the three months ended July 2, 1995, Grand Casino Biloxi and Grand Casino Gulfport generated $68.3 million in gross casino revenue and $13.2 million in gross food, beverage and retail revenue. The increase in gross revenue is primarily a result of hotels opened at both Grand Casino Biloxi and Grand Casino Gulfport for the entire three months ended June 30, 1996, whereas, only the Biloxi Hotel was open during the three months ended July 2, 1995. In addition, increase in gross revenue resulted from marketing programs such as air charter.

                  Costs and Expenses

                  Total costs and expenses increased $12.5 million from $63.2 million for the three months ended July 2, 1995 to $75.7 million for the three month period ended June 30, 1996.

                  Casino expenses were $26.4 million for the three month period ended June 30, 1996 compared to $21.0 million for the comparable period, principally due to the increase of $12.0 million in casino revenues. As a result of additional overnight guests at Biloxi and Gulfport, additional casino expenses in the form of complimentary rooms and entertainment have increased casino expenses. Food and beverage expenses increased $.9 million to $5.0 million for the three month period ended June 30, 1996. Increases in selling, general and administrative expenses in the amount of $3.6 million are primarily attributable to increases in marketing expenses in the amount of $3.2 million for the Biloxi and Gulfport properties, increases in indirect expenses associated with the Gulfport Hotel and Grand Casino Tunica in the amount of $1.4 million which were offset by a decrease in corporate expenses.

                  Other

                  Interest expense decreased by $2.7 million to $4.8 million for the three months ended June 30, 1996 compared to $7.6 million for the three months ended July 2, 1995, as a result of capitalized interest on the Grand Casino Tunica project in the amount of $6.0 million during the three months ended June 30, 1996. This was offset by increased interest expense related to the increased principal amount of indebtedness incurred in November 1995.

                  CAPITAL RESOURCES AND LIQUIDITY

                  As of June 30, 1996, the Company had cash and cash equivalents of $201.2 million. For the six months ended June 30, 1996, capital expenditures were $195.9 million compared to $59.1 million for the comparable period in the prior year. The majority of expenditures, $179.0 million for the six months ended June 30, 1996, related to construction of Grand Casino Tunica. Based upon current construction plans, the Company expects that development, construction, equipping and furnishing Grand Casino Tunica will require an aggregate of approximately $470 million, of which $294.2 million was expended as of June 30, 1996.

                  The Company secured $120.0 million in Senior Secured Term Loan Facility financing for the Grand Casino Tunica project. Based on the current construction plans, the continued development of Grand Casino Tunica will require $176 million of capital, of which $120 million is anticipated to be funded through the Senior Secured Term Loan Facility for the Grand Casino Tunica project. These estimates are based upon current construction plans, which are subject to change, and the scope and cost of each of the Company's projects may vary significantly from that which is currently anticipated.

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

                  Stratosphere has notified the Company that Stratosphere believes that the Company will be obligated to loan Stratosphere $48.5 million pursuant to the Completion Guarantee. Based on Stratosphere's net loss reported for the second quarter of 1996 in the amount of $11.1 million and the factors discussed below, there can be no assurance that Stratosphere will generate sufficient cash flow to service this debt. Pursuant to the terms of the Completion Guarantee, Stratosphere is permitted to defer the payment of interest and principal on such indebtedness.

                  Stratosphere has announced that its cash on hand and projected internally generated funds will not be sufficient to fund both Stratosphere's cash requirements for existing operations, including debt service, and Stratosphere's currently anticipated capital requirements to complete Phase II of the Stratosphere project. Stratosphere is exploring a variety of means to obtain additional financing, including, to the extent permitted under Stratosphere's First Mortgage Note Indenture, debt and equity financing. There can be no assurance that additional financing will be available, or that if available, will be on terms favorable to Stratosphere. Stratosphere currently plans to continue construction of Phase II. In the event Stratosphere does not obtain additional financing in a timely manner, Stratosphere will be required to restructure its existing indebtedness. If Stratosphere cannot restructure its existing indebtedness there will be serious doubt as to whether Stratosphere will be able to continue as a going concern. If Stratosphere does not continue as a going concern, the Company would be required to write-off all or a substantial portion of the Company's investment in Stratosphere which would have a material adverse effect on the Company's results of operations.

                  The Company is not obligated to provide funds to Stratosphere other than as noted above.

                  Pursuant to the Company's covenants related to the $450.0 million First Mortgage Notes, the Company is restricted from paying cash dividends and from transferring funds from certain subsidiaries to the Company. Because of such restrictions and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.

                  PRIVATE SECURITIES LITIGATION REFORM ACT

                  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other busines development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         On August 6, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (an officer and director of the Company and Stratosphere Corporation ("Stratosphere"), Robert E. Stupak (a former officer and director of Stratosphere), Bob Stupak Enterprises, David R. Wirshing (a former officer and director of Stratosphere), Thomas A. Lettero (an officer of Stratosphere), Andrew S. Blumen (an officer and director of Stratosphere), Thomas G. Bell (a director of Stratosphere) and Stratosphere. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased Stratosphere's common stock during the period from December 19, 1995 through July 22, 1996, inclusive.
         The complaint alleges that the defendants made misrepresentations and engaged in other wrongdoing. The Company believes that the claims made in the complaint are without merit. The Company plans to vigorously defend such claims.

         See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 for information regarding other pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Shareholders was held on May 6, 1996.

         (b)      Matters voted upon:

                  (1)      Directors elected at meeting:

                                       Affirmative     Negative
                                          Votes          Votes    Abstentions
                                          -----          -----    -----------
                  Lyle Berman          36,248,061     124,823      5,204,981
                  Patrick R. Cruzen    36,247,990     124,894      5,204,981
                  Morris Goldfarb      36,248,781     124,103      5,204,981
                  Ronald Kramer        36,245,671     127,213      5,204,981
                  David L. Rogers      36,248,781     124,103      5,204,981
                  Neil I. Sell         36,247,856     125,028      5,204,981
                  Stanley M. Taube     36,248,031     124,853      5,204,981
                  Joel N. Waller       36,248,701     124,183      5,204,981

                  (2) To approve and adopt the Company's 1995 Director Stock Option Plan for the issuance of up to a maximum of 200,000 shares.

                                       Affirmative     Negative
                                          Votes          Votes    Abstentions
                                          -----          -----    -----------
                                       25,593,203      5,314,445  10,670,217

                  (3) Proposal to amend the Company's 1991 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,575,000 shares.

                                       Affirmative     Negative
                                          Votes          Votes    Abstentions
                                          -----          -----    -----------
                                       21,556,108      9,004,765  11,016,992


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)

                 Exhibit
                   No.

                  10.1 Participation Agreement dated as of May 10, 1996 among BL Development Corp., Grand Casinos, Inc., Hancock Bank, Certain Financial Institutions, Bank of Scotland, First Interstate Bank of Nevada and Societe Generale, Credit Lyonnais, Los Angeles Branch and BA Leasing & Capital Corporation

                  10.2 Lease Agreement and Deed of Trust dated as of May 10, 1996 between Hancock Bank and BL Development Corp.

                  10.3 Loan Agreement dated as of May 10, 1996 among Hancock Bank; BA Leasing & Capital Corporation; Bank of Scotland, First Interstate Bank of Nevada and Societe Generale; and Credit Lyonnais, Los Angeles Branch

                  10.4 Trust Agreement dated as of May 10, 1996 between BL Development Corp., as Guarantor, and Hancock Bank, as Trustee

                  10.5 Security Agreement and Assignment of Rents and Leases dated as of May 10, 1996 between Hancock Bank and BA Leasing & Capital Corporation

                  10.6 Construction Agency Agreement dated as of May 10, 1996 between Hancock Bank and BL Development Corp.

                  10.7 Guaranty dated as of May 10, 1996 of Grand Casinos, Inc. and its Subsidiaries in favor of The Beneficiaries Named

                  10.8 Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of May 10, 1996 by and among BL Development Corp., Hancock Bank, James R. McIlwain and BA Leasing & Capital Corporation (Resort Hotel)

                  10.9 Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of May 10, 1996 by and among BL Development Corp., Hancock Bank,, James R. McIlwain and BA Leasing & Capital Corporation (Barge Equipment)

                  10.10 Third Preferred Mortgage of BL Development Corp. in favor of First Security Bank of Utah, National Association, as Trustee and Mortgagee for BA Leasing & Capital Corporation, as Agent

                  10.11 Master Vessel Trust Agreement dated as of May 10, 1996 between BA Leasing & Capital Corporation, "Agent" and First Security Bank of Utah, N.A., "Vessell Trustee"

                  10.12 Ground Lease dated as of May 10, 1996 by and between BL Development Corp. and Hancock Bank

                  10.13 Letter Agreement dated May 10, 1996 (Landlord Waiver and Consent)

                  10.14 Intercreditor Agreement dated as of May 10, 1996 among American Bank National Association, First Security Bank of Utah, Grand Casinos, Inc., GCA Acquisition Subsidiary, Inc., and BA Leasing & Capital Corporation, and acknowledged and accepted by each of Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc. - Gulfport, Grand Casinos of Mississippi, Inc. - Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi Hotel Acquisition Corporation, GCI Gulfport Hotel Acquisition Corporation, Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. - Tunica-Biloxi, Grand Casinos of Louisiana, Inc. - Coushatta, GCA, and BL Development Corp.

                  27       Financial Data Schedule

         (b) A Form 8-K was filed during the fiscal quarter ended June 30, 1996 on June 6, 1996 reporting under Item 5.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:  August 13, 1996          GRAND CASINOS, INC.
                                 -------------------
                                 Registrant





                                 By:  / S /PATRICK R. CRUZEN
                                        Patrick R. Cruzen, President



                                      / S / TIMOTHY J. COPE
                                      Timothy J. Cope, Chief Financial Officer
                             EXHIBIT INDEX
                          GRAND CASINOS, INC.


EXHIBIT
   NO.                                                                    PAGE
- ---------                                                                 ----

10.1 Participation Agreement dated as of May 10, 1996 among BL Development Corp., Grand Casinos, Inc., Hancock Bank, The Persons Listed on Schedule II, Bank of Scotland, First Interstate Bank of Nevada and Societe Generale, Credit Lyonnais, Los Angeles Branch, and BA Leasing & Capital
         Corporation ..............................

10.2 Lease Agreement and Deed of Trust dated as of May 10, 1996 between Hancock Bank and BL Development
         Corp.......................................

10.3 Loan Agreement dated as of May 10, 1996 among Hancock Bank; BA Leasing & Capital Corporation; Bank of Scotland, First Interstate Bank of Nevada and Societe Generale; and Credit Lyonnais, Los Angeles Branch

10.4     Trust Agreement dated as of May 10, 1996 between BL
         Development Corp., as Guarantor, and Hancock Bank, as Trustee
         .....................................................................

10.5     Security Agreement and Assignment of Rents and Leases dated as of May 10, 1996 between Hancock Bank and BA Leasing &
         Capital Corporation
         .......................................................................

10.6     Construction Agency Agreement dated as of May 10, 1996
         between Hancock Bank and BL Development Corp.
         .............................................

10.7 Guaranty dated as of May 10, 1996 of Grand Casinos, Inc. and its Subsidiaries in favor of The Beneficiaries Named
         ..................................

10.8 Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of May 10, 1996 by and among BL
         Development Corp., Hancock Bank, James R. McIlwain and BA Leasing & Capital Corporation (Resort Hotel)
         ......................................

10.9 Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of May 10, 1996 by and among BL
         Development Corp., Hancock Bank, James R. McIlwain and BA Leasing & Capital Corporation (Barge Equipment)
         ..................................

10.10 Third Preferred Mortgage by BL Development Corp. in favor of First Security Bank of Utah, National Association, as Trustee and Mortgagee for BA Leasing & Capital Corporation, as Agent
         ..........................

10.11    Master Vessel Trust Agreement dated as of May 10, 1996
         between BA Leasing & Capital Corporation, "Agent" and First Security Bank of Utah, N.A., "Vessel Trustee"
         ..............................................

10.12    Ground Lease dated as of May 10,1 996 by and between BL
         Development Corp. and Hancock Bank
         ................................................

10.13    Letter Agreement dated May 10, 1996 (Landlord Waiver and
         Consent) ........................................

10.14 Intercreditor Agreement dated as of May 10, 1996 among American Bank National Association First Security Bank of Utah, Grand Casinos, Inc., GCA Acquisition Subsidiary, Inc., and BA Leasing & Capital Corporation, and acknowledged and accepted by each of Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc. - Gulfport, Grand Casinos of Mississippi, Inc. - Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi Hotel Acquisition Corporation, GCI Gulfport Hotel Acquisition Corporation, Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. - Tunica - Biloxi, Grand Casinos of Louisiana, Inc. - Coushatta, GCA, and BL
         Development Corp. ...................................