Form 10-Q
period 1996-09-29
GRAND CASINOS INC
filed 1996-11-13
CIK 878321

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q
(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                           Commission File No. 1-12962

                               GRAND CASINOS, INC.
             (Exact name of registrant as specified in its charter)

                Minnesota                                        41-1689535
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

            130 Cheshire Lane
          Minnetonka, Minnesota                                    55305
(Address of principal executive offices)                         (Zip Code)

                                 (612) 449-9092
              (Registrant's telephone number, including area code)

        13705 First Avenue North                                   55441
         Minneapolis, Minnesota                              (Former Zip Code)
    (Former Name, Former Address and
     Former Fiscal Year, If Changed
           Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes        X                     No _______

         As of November 12, 1996, there were 41,776,386 shares of Common Stock, $0.01 par value per share, outstanding. Page 1 of 29


                      GRAND CASINOS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page of
                                                                       Form 10-Q

PART I.  FINANCIAL INFORMATION

         ITEM 1.       FINANCIAL STATEMENTS

                       Consolidated Balance Sheets as of                    3
                       September 29, 1996 and December 31, 1995

                       Consolidated Statements of Earnings                  4
                       for the three months ended September 29, 1996
                       and October 1, 1995

                       Consolidated Statements of Earnings for              5
                       the nine months ended September 29, 1996 and October 1, 1995.

                       Consolidated Statements of Cash Flows                6
                       for the nine months ended September 29, 1996
                       and October 1, 1995

                       Notes to Consolidated Financial Statements           7

         ITEM 2.       MANAGEMENT'S DISCUSSION AND                         14
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

         ITEM 1.       Legal Proceedings                                   23

         ITEM 3.       Defaults Upon Senior Securities                     26

         ITEM 6.       Exhibits and Reports On Form 8-K                    27







                      GRAND CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           (UNAUDITED)               *
                                                                       SEPTEMBER 29, 1996   DECEMBER 31, 1995
                                                                           ----------          ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                              $  126,290          $  334,772
    Current installments of notes receivable                                   11,454              13,750
    Accounts receivable                                                        19,611              10,864
    Deferred income taxes                                                       7,278               6,747
    Other current assets                                                       15,186              13,736
                                                                           ----------          ----------
Total Current Assets                                                          179,819             379,869
                                                                           ----------          ----------
Property and Equipment, Net                                                   784,444             542,838
                                                                           ----------          ----------
Other Assets:
    Cash and cash equivalents-restricted                                        6,253               6,902
    Securities available for sale                                              33,559              14,200
    Notes receivable, less current installments                                36,333              43,594
    Investments in and notes from unconsolidated affiliates                   147,949             109,413
    Debt issuance and deferred licensing costs-net                             23,754              20,582
    Other long-term assets                                                     18,020              10,710
                                                                           ----------          ----------
Total Other Assets                                                            265,868             205,401
                                                                           ----------          ----------
TOTAL ASSETS                                                               $1,230,131          $1,128,108
                                                                           ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable-trade                                                 $    7,895          $    6,252
    Accounts payable-construction                                              18,188              12,517
    Current installments of long-term debt and capital leases                  11,277              11,562
    Accrued interest                                                           15,880               4,030
    Accrued payroll and related expenses                                       18,843              17,157
    Other accrued expenses                                                     32,922              16,314
                                                                           ----------          ----------
Total Current Liabilities                                                     105,005              67,832
                                                                           ----------          ----------
Long-term Liabilities:
    Long-term debt-less current installments                                  468,121             459,070
    Deferred income taxes                                                      74,489              75,106
                                                                           ----------          ----------
Total Long-Term Liabilities                                                   542,610             534,176
                                                                           ----------          ----------
TOTAL LIABILITIES                                                             647,615             602,008
                                                                           ----------          ----------
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Common stock, $.01 par value; authorized 100,000 shares;
        issued and outstanding 41,768 and 40,988
        at September 29, 1996 and December 31, 1995, respectively                 418                 410
    Additional paid-in-capital                                                412,337             397,298
    Net unrealized gains on securities available for sale                       2,912               2,102
    Retained earnings                                                         166,849             126,290
                                                                           ----------          ----------
Total Shareholders' Equity                                                    582,516             526,100
                                                                           ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,230,131          $1,128,108
                                                                           ==========          ==========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

* DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                      GRAND CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                          SEPTEMBER 29, 1996       OCTOBER 1,1995
                                                          ------------------       --------------
REVENUES:
     Casino                                                    $ 109,391              $  71,157
     Hotel                                                         6,516                  3,626
     Food and beverage                                            14,941                  8,940
     Management fee income                                        22,447                 20,991
     Retail and other income                                       3,071                  2,524
                                                               ---------              ---------
Gross Revenues                                                   156,366                107,238
     Less:  Promotional allowances                                (9,641)                (3,828)
                                                               ---------              ---------
NET REVENUES                                                     146,725                103,410
                                                               ---------              ---------

COSTS AND EXPENSES:
     Casino                                                       39,509                 23,231
     Hotel                                                         1,512                  1,026
     Food and beverage                                             8,980                  4,021
     Other operating expenses                                      3,111                  2,545
     Depreciation and amortization                                14,930                  6,491
     Lease expense                                                 4,992                  3,991
     Selling, general and administrative                          40,638                 28,042
                                                               ---------              ---------
         Total Costs and Expenses                                113,672                 69,347
                                                               ---------              ---------

EARNINGS FROM OPERATIONS                                          33,053                 34,063
                                                               ---------              ---------

OTHER INCOME (EXPENSE):
     Interest income                                               4,063                  3,919
     Interest expense                                            (11,167)                (7,078)
     Gain on sale of investments/Other (expense)                    (245)                 3,232
     Equity in loss of unconsolidated affiliates                 (10,910)                  (136)
                                                               ---------              ---------
         Total other income (expense), net                       (18,259)                   (63)
                                                               ---------              ---------

Earnings before income taxes and minority interest                14,794                 34,000
Provision for income taxes                                        11,291                 13,414
                                                               ---------              ---------

Earnings before minority interest                                  3,503                 20,586
Minority interest                                                      0                    897
                                                               ---------              ---------
NET EARNINGS                                                   $   3,503              $  21,483
                                                               =========              =========

EARNINGS PER COMMON SHARE                                      $    0.08              $    0.61
                                                               =========              =========

WEIGHTED AVERAGE COMMON SHARES AND COMMON
  STOCK EQUIVALENTS OUTSTANDING                                   42,827                 35,175
                                                               =========              =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      GRAND CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                           (UNAUDITED)
                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                           SEPTEMBER 29, 1996      OCTOBER 1, 1995
                                                           ------------------      ---------------
REVENUES:
     Casino                                                    $ 263,991              $ 201,664
     Hotel                                                        18,555                  6,276
     Food and beverage                                            34,009                 25,230
     Management fee income                                        61,539                 52,004
     Retail and other income                                       8,406                  5,511
                                                               ---------              ---------
Gross Revenues                                                   386,500                290,685
     Less:  Promotional allowances                               (22,961)               (11,016)
                                                               ---------              ---------
NET REVENUES                                                     363,539                279,669
                                                               ---------              ---------

COSTS AND EXPENSES:
     Casino                                                       90,195                 63,881
     Hotel                                                         4,561                  2,079
     Food and beverage                                            18,500                 11,703
     Other operating expenses                                      8,686                  5,500
     Depreciation and amortization                                28,269                 16,872
     Lease expense                                                13,164                 10,888
     Selling, general and administrative                         102,487                 78,175
                                                               ---------              ---------
        Total Costs and Expenses                                 265,862                189,098
                                                               ---------              ---------

EARNINGS FROM OPERATIONS                                          97,677                 90,571
                                                               ---------              ---------

OTHER INCOME (EXPENSE):
     Interest income                                              13,501                 10,664
     Interest expense                                            (21,733)               (19,290)
     Gain on sale of investment/Other (expense)                     (245)                 4,853
     Equity in loss of unconsolidated affiliates                 (14,749)                  (406)
                                                               ---------              ---------
        Total other (expense), net                               (23,226)                (4,179)
                                                               ---------              ---------

Earnings before income taxes and minority interest                74,451                 86,392
Provision for income taxes                                        33,892                 33,920
                                                               ---------              ---------

Earnings before minority interest                              $  40,559              $  52,472
Minority interest                                                      0                  2,353
                                                               ---------              ---------
NET EARNINGS                                                      40,559                 54,825
                                                               =========              =========

EARNINGS PER COMMON SHARE                                      $    0.94              $    1.59
                                                               =========              =========

WEIGHTED AVERAGE COMMON SHARES AND COMMON
  STOCK EQUIVALENTS OUTSTANDING                                   42,985                 34,476
                                                               =========              =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            (UNAUDITED)
                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                              SEPTEMBER 29, 1996        OCTOBER 1, 1995
                                                                              ------------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                  $  40,559              $  54,825
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization                                                   26,527                 14,318
      Amortization of original issue discount and debt issuance costs                  1,742                  4,743
      Gain on sale of investment                                                           0                 (4,853)
      Equity in loss of unconsolidated affiliate                                      14,749                    406
      Decrease in minority interest                                                        0                 (2,353)
      Change in deferred income taxes                                                    616                      0
      Write-off of project note receivables                                             (340)                     0
      Changes in operating assets and liabilities:
           Current assets                                                            (15,460)                (2,446)
           Accounts payable                                                            7,314                  3,458
           Accrued expenses and income taxes                                          34,849                 26,085
                                                                                   ---------              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            110,556                 94,183
                                                                                   ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable                                                       (453)               (10,409)
     Investment in and notes receivable from unconsolidated affiliates               (53,664)               (20,059)
     Proceeds from repayment of notes receivable                                      10,349                 17,675
     (Increase) decrease in cash and cash equivalents-restricted                         649               (162,839)
     Payments for property and equipment                                            (261,508)              (108,234)
     Purchases of securities available for sale                                      (19,750)                     0
     Proceeds from sale of investment                                                      0                  4,778
     Increase in other long-term assets                                              (13,455)                  (560)
                                                                                   ---------              ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (337,832)              (279,648)
                                                                                   ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in accounts payable-construction                                             0                   (329)
     Proceeds from issuance of common stock-net                                       15,047                  1,337
     Debt issuance costs and deferred financing costs                                 (5,018)               (12,838)
     Proceeds from issuance of long-term debt                                         18,429                235,500
     Payments on long-term debt and capital lease obligations                         (9,664)               (12,222)
     Increase in minority interest due to
          exercise of Stratosphere warrants                                                0                  4,663
     Gain on exercise of Stratosphere Corporation warrants                                 0                  6,272
                                                                                   ---------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             18,794                222,383
                                                                                   ---------              ---------

Net increase (decrease) in cash and cash equivalents                                (208,482)                36,918
Cash and cash equivalents - beginning of period                                      334,772                 29,797
                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $ 126,290              $  66,715
                                                                                   =========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest - net of capitalized interest                                       $   9,883              $  20,027
      Income taxes                                                                 $  15,719              $  26,354
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for debt issuance costs                              $       0              $   4,000
     Increase in goodwill due to an increase in
          ownership of Stratosphere Corporation                                    $       0              $   4,185
     Increase in minority interest due to an increase in
          ownership of Stratosphere Corporation                                    $       0              $  16,296
     Deferred income taxes on gain on exercise of
          Stratosphere Corporation warrants                                        $       0              $   2,200



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)



NOTE 1            UNAUDITED FINANCIAL STATEMENTS

                  Grand Casinos, Inc. and Subsidiaries, collectively the Company, develop, construct, and manage land-based and dockside casinos and related hotel and entertainment facilities primarily in emerging gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast, one dockside casino in Tunica County, Mississippi, and manages two Indian-owned casinos in Minnesota and two Indian-owned casinos in Louisiana. It is also an owner of approximately 42% of Stratosphere Corporation (Stratosphere), which constructed the Stratosphere project in Las Vegas, Nevada, which opened on April 29, 1996. Related hotel and entertainment facilities at the Grand Casino Biloxi and Grand Casino Tunica projects are currently under construction and will open at various times.

                  The consolidated financial statements include the accounts of Grand Casinos, Inc. and its wholly-owned and majority-owned subsidiaries. The prior year's accompanying consolidated financial statements include the accounts of Stratosphere through December 20, 1995, the date on which the Company owned less than 50% of the voting stock of Stratosphere. Investments in unconsolidated subsidiaries representing between 20% and 50% of voting stock are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in the consolidation.

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

                  Operating results for the nine months ended September 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.

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

NOTE 4            PREOPENING EXPENSES

                  Preopening expenses incurred prior to opening of Company-owned facilities are capitalized and amortized to expense using the straight-line method over the six months following the opening of the respective facilities. The majority of these costs include payroll, training, and marketing costs incurred prior to commencement of operations. Depreciation and amortization for the nine months ended September 29, 1996 and October 1, 1995 includes approximately $5.6 million and $.6 million of preopening amortization expense, respectively. For the three months ended September 29, 1996 and October 1, 1995, approximately $5.2 million and $.4 million, respectively, of preopening amortization was expensed.

NOTE 5            EARNINGS PER COMMON SHARE

                  Earnings per common share was determined by dividing net earnings by the weighted average number of common shares and common stock equivalents outstanding during the nine and three months ended September 29, 1996 and October 1, 1995.

NOTE 6            PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over useful lives of three to forty years. Leasehold acquisition costs are amortized over the shorter of the estimated useful life or the term of the respective leases once the assets are placed in service.

NOTE 7            AMORTIZATION OF ORIGINAL ISSUE DISCOUNT AND DEBT ISSUANCE
                  COSTS

                  Original issue discounts are amortized using the effective interest method, over the life of the related indebtedness. Debt issuance costs are amortized using the straight-line and effective interest methods, over the life of the related indebtedness.

NOTE 8            INTEREST COSTS

                  Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life once the asset is placed in service. For the nine months ended September 29, 1996 and October 1, 1995, approximately $14.1 million and $13.6 million, respectively, of interest cost was capitalized. For the three months ended September 29, 1996 and October 1, 1995, approximately $1.0 million and $5.4 million, respectively, of interest cost was capitalized. Capitalized interest for Stratosphere which was included in the consolidated financial statements for the nine and three months ended October 1, 1995 was $7.7 million and $3.9 million, respectively.

NOTE 9   NOTES RECEIVABLE

                  Notes receivable consist of the following (in thousands):

                                                                       September 29, 1996            Dec. 31, 1995
                                                                       ------------------            -------------
                  Notes from the Coushatta Tribe with interest at a defined
                  reference rate plus 1% (not to exceed 16%), receivable in 84 monthly installments through
                  January 2002                                                     24,386                   26,903

                  Notes from the Tunica-Biloxi Tribe with interest at a defined reference rate plus 1% (not to exceed 16%), receivable in 84 monthly installments through June
                  2001                                                             13,070                   14,529

                  Notes from the Mille Lacs Band with interest at a defined
                  reference rate plus 1% (not to exceed 16%), receivable in
                  varying installments through October 1997                         1,886                    3,071

                  Notes from the Mille Lacs Band, with
                  interest at 9.75%, receivable in 60 monthly
                  installments through December 1997                                1,577                    2,435

                  Other                                                             6,868                   10,406
                                                                                  -------                  -------
                                                                                  $47,787                  $57,344
                  Less current installments of notes receivable                    11,454                   13,750
                                                                                  -------                  -------
                  Notes receivable-less current installments                      $36,333                  $43,594
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

                  The 10.125% First Mortgage Notes are secured by substantially all the assets of Grand Casino Biloxi and Grand Casino Gulfport, Grand Casino Tunica assets included in Phase 1 development, capital stock owned by the Company in Stratosphere, and certain existing notes receivable due the Company from Tribes. The notes require semi-annual payments of interest only on June 1 and December 1 of each year which commenced June 1, 1996, until December 1, 2003, at which time the entire principal plus accrued interest is due and payable. The notes may be redeemed at the Company's option, in whole or in part, anytime after December 1, 1999, at a premium, declining ratably thereafter to par value on December 1, 2002, to maturity.

                  On May 10, 1996, the Company completed a $120 million Senior Secured Term Loan through BankAmerica Leasing and Capital Group. The five-year Senior Secured Term Loan Facility, with varying interest rates ranging from 1.75% to 2.50% over the LIBO Rate, will be used for the continued development of the Company's Grand Casino Tunica project, located in northern Mississippi, just outside of Memphis,Tennessee. Approximately $90 million of the loan will be used for furniture, fixtures and equipment for the 340,000 square foot casino complex. The balance of approximately $30 million will be used to construct a 600-room hotel at Grand Casino Tunica. As of September 29, 1996, $18.4 million had been advanced under the Senior Secured Term Loan Facility.

NOTE 11           COMMITMENTS AND CONTINGENCIES

                  STRATOSPHERE CORPORATION

                  On March 9, 1995, the Company converted $33.5 million of outstanding advances to Stratosphere into an aggregate 8.25 million shares of common stock. The Company has agreed to provide credit enhancements, subject to certain limitations, to guarantee completion of construction of the project to a limit of $50.0 million and to purchase up to $20.0 million of additional equity in Stratosphere during each of the first three years (up to $60.0 million total) Stratosphere is operating to the extent Stratosphere's consolidated cash flow does not reach $50.0 million in each of such years. As of September 29, 1996 and October 1, 1996, the Company has loaned $49.4 million and $50.0 million, respectively to Stratosphere pursuant to the Completion Guarantee.

                  On October 24, 1996, Stratosphere announced that it continues to seek additional financing and is discussing restructuring both its existing First Mortgage Note indebtedness and capital lease obligation. Based on Stratosphere's current and projected cash position, Stratosphere does not plan to make the First Mortgage Note interest payment of $14.5 million that is due November 15, 1996. Failure to make such payment will result in an event of default that gives the note holders the right to accelerate such indebtedness. This right does not vest until the expiration of the 30 day right to cure this default by Stratosphere. Stratosphere does not currently have the ability to repay the indebtedness. It is likely that Stratosphere's negotiations with its creditors, whether successful or not at arriving at a restructuring, will involve a bankruptcy filing by Stratosphere as a means of formalizing and approving a consensual or nonconsensual restructuring. Stratosphere has suspended construction of Phase II. If Stratosphere cannot restructure its existing indebtedness, there will be serious doubt as to whether or not Stratosphere will be able to continue as a going concern. Depending upon the terms of any restructuring of Stratosphere, the Company's participation in any such restructuring, and the valuation of the Company's position in Stratosphere following any such restructuring, the Company may be required to write off a substantial portion or all of its previous investment in Stratosphere. Any such write-off would have a material adverse effect on the Company's results of operations and financial position.

                  LOAN GUARANTY AGREEMENTS

                  The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment. The agreement extends through 1998, and as of September 29, 1996, the amount outstanding was $7.6 million.

                  In addition, the Company has guaranteed loan and security agreements entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of September 29, 1996, the amounts outstanding were $16.1 million.

                  The Company has entered into a master hotel development agreement with Casino Resource Corporation for the hotel adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage related to the hotel in the amount of $2.8 million as of September 29, 1996.

                  OTHER

                  The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company. See Part II -- Item 1. Legal Proceedings of this Form 10-Q.


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

                  The casino operations of Grand Casino Tunica opened to the public on June 24, 1996. Accordingly, there are only approximately three months of Grand Casino Tunica's operations included in the results of operations for the nine month period ended September 29, 1996. The Company's long term plan was, and continues to be, to develop Grand Casino Tunica into a destination resort with the development of hotels and other amenities over the next several months.

                  A 188 room hotel opened on September 22, 1996 and 1,200 additional rooms are currently under development. Until such time that such hotels and other amenities are fully operational, Grand Casino Tunica will be dependent on the highly competitive day trip market. Although Grand Casino Tunica has only been open for a short period of time, gaming revenue for the period of time since opening is below expectations. The Company believes that the addition of hotels and other amenities will improve Grand Casino Tunica's performance. However, there can be no assurance that results will improve as such additional amenities are added.

                  Revenues from owned and operated casinos are calculated in accordance with generally accepted accounting principles and are presented in a manner consistent with industry practice. Net distributable profits from Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta are computed using a modified cash basis of accounting in accordance with the management contracts. The effect of the use of the modified cash basis of accounting is to accelerate the write-off of capital equipment and leased assets, which thereby impacts the timing of net distributable profits.

                  RESULTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 1995

                  Earnings Per Common Share and Net Earnings

                  Earnings per common share for the nine months ended September 29, 1996 were $.94 versus $1.59 for the prior year's comparable period based upon weighted average common shares outstanding of 43.0 million and 34.5 million for the nine month periods ended September 29, 1996 and October 1, 1995, respectively. The increase in the weighted average common shares outstanding was primarily a result of the acquisition of Gaming Corporation of America and Grand Gaming Corp. on November 30, 1995 in which 7.3 million shares of common stock were issued.

                  Net earnings decreased $14.3 million to $40.6 million for the nine months ended September 29, 1996 compared to the prior year. Net earnings were negatively impacted by pre-opening costs from Grand Casino Tunica in the amount of $5.2 million. Earnings were also impacted by Grand's 42% equity share in the Stratosphere loss in the amount of $14.8 million during the period.

                  Net Revenues

                  Net revenues for the Company increased $83.9 million for the nine months ended September 29, 1996 compared to the same period in the prior year. The increase in net revenues is primarily due to increased revenues at Company owned facilities on the Gulf Coast of Mississippi and Tunica County, Mississippi in the amount of $39.7 million and $35.1 million, respectively, and increased management fee income from Indian-owned casinos in the amount of $9.5 million. Grand Casino Tunica opened on June 24, 1996. Accordingly, only three months of Grand Casino Tunica's operations are included in the results for the nine months ended September 29, 1996.

                  Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $264.0 million in gross casino revenue and $61.0 million in gross hotel, food, beverage, retail, and entertainment revenue during the nine months ended September 29, 1996. During the nine months ended October 1, 1995, Grand Casino Biloxi and Grand Casino Gulfport generated $201.7 million in gross casino revenue and $37.0 million in gross hotel, food, beverage and retail revenue. The increase in gross revenue is primarily a result of hotels opened at both Grand Casino Biloxi and Grand Casino Gulfport for the entire nine months ended September 29, 1996 and Grand Casino Tunica being open for approximately three months. The Biloxi Hotel and Gulfport Hotel opened in April 1995 and October 1995, respectively.

                  Costs and Expenses

                  Total costs and expenses increased $76.8 million from $189.1 million for the nine months ended October 1, 1995 to $265.9 million for the nine month period ended September 29, 1996. Casino expenses were $90.2 million for the nine month period ended September 29, 1996 compared to $63.9 million for the comparable period.

                  This casino expense increase is principally related to the increase of $39.7 million in casino revenues at Biloxi and Gulfport and the opening of Grand Casino Tunica. As a result of additional overnight guests at Grand Casino Biloxi and Grand Casino Gulfport, additional casino expenses in the form of complimentary rooms and entertainment have increased casino expenses. Food and beverage expenses increased $6.8 million to $18.5 million for the nine month period ended September 29, 1996, of which $3.7 million was a result of the opening of Grand Casino Tunica.

                  Increases in selling, general and administrative expenses in the amount of $24.3 million are primarily attributable to increases in marketing expenses in the amount of $7.2 million for the Biloxi and Gulfport properties as a result of air charter programs and additional promotions, marketing expenses for Grand Casino Tunica in the amount of $4.4 million, increases in indirect expenses associated with the Biloxi and Gulfport Hotels, as well as additional costs relating to the opening of Grand Casino Tunica in the amount of $7.6 million.

                  Other

                  Interest income increased by $2.8 million to $13.5 million for the nine months ended September 29, 1996. This increase is primarily attributable to interest income earned on the proceeds of the Company's $450.0 million First Mortgage Note offering that closed on November 30, 1995. In addition, interest expense increased by $2.4 million to $21.7 million for the nine months ended September 29, 1996 compared to $19.3 million for the nine months ended October 1, 1995. The increase is the result of increased interest due to $450 million First Mortgage Notes and advances under $120 million Senior Secured Term Loan.

                  THREE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 1995

                  Earnings Per Common Share and Net Earnings

                  Earnings per common share for the three months ended September 29, 1996 were $.08 versus $.61 for the prior year's comparable period based upon weighted average common shares outstanding of 42.8 million and 35.2 million for the three month periods ended September 29, 1996 and October 1, 1995, respectively. The increase in the weighted average common shares outstanding was primarily a result of the acquisition of Gaming Corporation of America and Grand Gaming Corp. on November 30, 1995 in which 7.3 million shares of common stock were issued.

                  Net earnings decreased $18.0 million to $3.5 million for the three months ended September 29, 1996 compared to the prior year. Net earnings per share were negatively impacted by pre-opening costs from Grand Casino Tunica and Grand's 42% share of Stratosphere preopening costs in the amount of $5.2 and $5.1 million, respectively. In addition, earnings includes a $4.3 million net loss from operations at Tunica and Grand's 42% equity share in the Stratosphere loss in the amount of $8.8 million during the period.

                  Net Revenues

                  Net revenues for the Company increased $43.3 million for the three months ended September 29, 1996 compared to the same period in the prior year. The increase in net revenues is primarily due to increased revenues at Company owned facilities Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica and increased management fee income from Indian owned casinos. Grand Casino Biloxi and Grand Casino Gulfport generated net revenues of $94.0 million during the three months ended September 29, 1996, an increase of $11.7 million compared to the comparable period in the prior year and Grand Casino Tunica generated $30.3 million net revenues for the quarter. Management fee income from Indian owned casinos increased by $1.5 million during the three month period ended September 29, 1996 compared to the comparable period. Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $109.4 million in gross casino revenue and $24.5 million in gross hotel, food, beverage, retail and entertainment revenue during the three months ended September 29, 1996.

                  During the three months ended October 1, 1995, Grand Casino Biloxi and Grand Casino Gulfport generated $71.2 million in gross casino revenue and $14.9 million in gross hotel, food, beverage and retail revenue. The increase in gross revenue is primarily a result of hotels opened at both Grand Casino Biloxi and Grand Casino Gulfport for the entire three months ended September 29, 1996, whereas, only the Biloxi Hotel was open during the three months ended October 1, 1995. In addition, Grand Casino Tunica revenues were included for the entire three months ended September 29, 1996.

                  Costs and Expenses

                  Total costs and expenses increased $44.3 million from $69.3 million for the three months ended October 1, 1995 to $113.7 million for the three month period ended September 29, 1996.

                  Casino expenses were $39.5 million for the three month period ended September 29, 1996 compared to $23.2 million for the comparable period, principally due to the increase of $38.2 million in casino revenues. As a result of additional overnight guests at Biloxi and Gulfport, additional casino expenses in the form of complimentary rooms and entertainment have increased casino expenses. Food and beverage expenses increased $5.0 million to $9.0 million for the three month period ended September 29, 1996, of which Grand Casino Tunica accounted for $3.4 million of the increase. Increases in selling, general and administrative expenses in the amount of $12.6 million are primarily attributable to increases in marketing expenses in the amount of $1.0 million for the Biloxi and Gulfport properties, marketing expenses in the amount of $4.3 million for Grand Casino Tunica, and indirect expenses for Grand Casino Tunica in the amount of $6.8 million.

                  Other

                  Interest expense increased by $4.1 million to $11.2 million for the three months ended September 29, 1996 compared to $7.1 million for the three months ended October 1, 1995. The increase is the result of increased interest due to $450 million First Mortgage Notes and advances under the $120 million Senior Secured Term Loan.

                  CAPITAL RESOURCES AND LIQUIDITY

                  As of September 29, 1996, the company had cash and cash equivalents of $126.3 million. For the nine months ended September 29, 1996, capital expenditures were $261.5 million compared to $108.2 million for the comparable period in the prior year. The majority of expenditures, $242.9 million for the nine months ended September 29, 1996, related to construction of Grand Casino Tunica. Based upon current construction plans, the Company expects that development, construction, equipping and furnishing Grand Casino Tunica will require an aggregate of approximately $490 million, of which $342.4 million was expended as of September 29, 1996.

                  The Company secured $120.0 million in Senior Secured Term Loan Facility for the Grand Casino Tunica project. Based on the current construction plans, the continued development of Grand Casino Tunica will require $147.6 million of additional capital, of which $101.6 million is anticipated to be funded through the Senior Secured Term Loan Facility for the Grand Casino Tunica project. These estimates are based upon current construction plans, which are subject to change, and the scope and cost of each of the Company's projects may vary significantly from that which is currently anticipated.

                  The Company, in conjunction with the closing of Stratosphere Corporation's First Mortgage Notes, agreed to provide credit enhancements, subject to certain limitations, to guarantee completion of construction of the Stratosphere project up to a limit of $50.0 million and to purchase up to $20.0 million of additional equity in Stratosphere Corporation during each of the first three years (up to $60.0 million total) after Stratosphere Corporation commences operations to the extent Stratosphere's consolidated cash flow does not reach $50.0 million in each of such years.

                  As of October 1, 1996, the Company has loaned $50.0 million to Stratosphere pursuant to the Completion Guarantee. Based on Stratosphere's net loss reported for the third quarter of 1996 in the amount of $26.0 million and the factors discussed below, there can be no assurance that Stratosphere will generate sufficient cash flow to service this debt.

                  Pursuant to the terms of the Completion Guarantee, Stratosphere is permitted to defer the payment of interest and principal on such indebtedness. Stratosphere has announced that its cash on hand and projected internally generated funds will not be sufficient to fund Stratosphere's cash requirements for existing operations, including debt service.

                  The Company is not obligated to provide funds to Stratosphere other than as noted above.

                  Stratosphere has announced that its cash on hand and internally generated funds will not be sufficient to fund the cash requirements of its existing operations, current trade and construction payables and debt service. Stratosphere has also announced that it does not plan to make its regularly scheduled interest payment on its First Mortgage Notes due on November 15, 1996, of $14.5 million. Failure of Stratosphere to service debt will result in an event of default under Stratosphere's First Mortgage Note Indenture that gives the Stratosphere note holders the right to accelerate such indebtedness. This right does not vest until the expiration of the 30 day right to cure this default by Stratosphere. It is likely that Stratosphere's negotiations with its creditors, whether successful or not at arriving at a restructuring, will involve a bankruptcy filing by Stratosphere as a means of formalizing and approving a consensual or nonconsensual restructuring. If Stratosphere cannot restructure its existing indebtedness, there will be serious doubt as to whether or not Stratosphere will be able to continue as a going concern. Depending upon the terms of any restructuring of Stratosphere, the Company's participation in any such restructuring, and the valuation of the Company's position in Stratosphere following any such restructuring, the Company may be required to write off a substantial portion or all of its previous investment in Stratosphere. Any such write-off would have a material adverse effect on the Company's results of operations and financial position.

                  On October 10, 1996, Stratosphere paid $2.3 million to the Company pursuant to the Management and Development Agreement entered into on July 1, 1994. The Company has agreed to either refund the $2.3 million to Stratosphere or advance the amount as a loan by November 5, 1996. As of November 13, 1996, such amount has not been paid to Stratosphere. In addition, Stratosphere has purchased certain equipment from a wholly-owned subsidiary of the Company in the approximate amount of $3.7 million. As of November 13, 1996, approximately $2.5 million of such amount remained unpaid. Stratosphere has advised the Company that is has accrued this cost and intends to pay such amount as part of the final funding of Phase I.


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

                  PRIVATE SECURITIES LITIGATION REFORM ACT

                  The Private Securities Litigation Reform Act of 1995 provides a `safe harbor' for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other busines development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  1.  Stratosphere Shareholders Lawsuits  -  Federal Court

                  The Company's Quarterly Report Form on Form 10-Q for the fiscal quarter ended June 30, 1996 described a lawsuit (the `Ceasar Lawsuit') entitled Michael Ceasar, et al v. Stratosphere Corporation, et al which was filed on August 5, 1996 in the United States District Court for the District of Nevada. The Ceasar Lawsuit involves claims against Stratosphere Corporation, the Company, Bob Stupak (a former officer and director of Stratosphere), David R. Wirshing (a former officer and director of Stratosphere), Lyle A. Berman (an officer and director of the Company and an officer and director of Stratosphere), Thomas A. Lettero (an officer of Stratosphere), Andrew S. Blumen (an officer and director of Stratosphere), Bob Stupak Enterprises and Thomas G. Bell (a director of Stratosphere).

                  The complaint in the Ceasar Lawsuit purports to seek relief on behalf of a class of plaintiffs who purchased Stratosphere common stock during the period from December 19, 1995 through and including July 22, 1996. That complaint alleges that the defendants made misrepresentations and engaged in other wrongdoing.

                  In August, September and October 1996, complaints in the following lawsuits were filed in the United States District Court for the District of Nevada against the defendants in the Ceasar Lawsuit (and in one instance also against Stanley Taube
                  - an officer and director of the Company and a director of Stratosphere) alleging, in a manner nearly identical to the complaint in the Ceasar Lawsuit, that the defendants made misrepresentations and engaged in other wrongdoing:

                           Name of Lawsuit                                      Date Filed

                           Regina Peltz, et al v. Stratosphere Corporation      August 13, 1996
                           Grand Casinos, Inc., Bob Stupak, David R.
                           Wirshing, Lyle A. Berman, Thomas A. Lettero
                           Andrew Blumen, Bob Stupak Enterprises and
                           Thomas G. Bell

                           Robert Stengel, et al v. Stratosphere Corporation    August 13, 1996
                           Corporation, Grand Casinos, Inc., Bob Stupak,
                           David R. Wirshing, Lyle A. Berman, Thomas A.
                           Lettero, Andrew S. Blumen, Bob Stupak
                           Enterprises and Thomas G. Bell

                           Robert Johnson, et al v. Stratosphere Corporation,   Sept. 19, 1996
                           Grand Casinos, Inc., David R. Wirshing, Lyle A.
                           Berman, Thomas A. Lettero, Andrew S. Blumen,
                           Bob Stupak Enterprises and Thomas G. Bell

                           David Vallee, et al v. Stratosphere Corporation,     Sept. 25, 1996
                           Grand Casinos, Inc., Bob Stupak, David R.
                           Wirshing, Lyle A. Berman, Thomas A. Lettero,
                           Andrew S. Blumen, Bob Stupak Enterprises and
                           Thomas G. Bell

                           Anthony L. Poli, et al v. Stratosphere Corporation,  Sept. 25, 1996
                           Grand Casinos, Inc., Bob Stupak, David R.
                           Wirshing, Lyle A. Berman, Thomas A. Lettero,
                           Bob Stupak Enterprises, Thomas G. Bell and
                           Stanley M. Taube

                           Darrell Russell and Gail Russell, et al v.           October 7, 1996
                           Stratosphere Corporation, Grand Casinos, Inc.,
                           Bob Stupak, David R. Wirshing, Lyle A. Berman,
                           Thomas A. Lettero, Andrew S. Blumen, Bob
                           Stupak Enterprises and Thomas G. Bell

                           Mitchell Gordon, et al v. Stratosphere               October 7, 1996
                           Corporation, Grand Casinos, Inc., Bob Stupak,
                           David R. Wirshing, Lyle A. Berman, Thomas A.
                           Lettero, Andrew S. Blumen, Bob Stupak
                           Enterprises and Thomas G. Bell

                  The Company believes that the claims made in the complaint in each of the above lawsuits are without merit and plans to vigorously defend such claims.

                  2.  Stratosphere Shareholders Lawsuit  -  State Action

                  On August 16, 1996, a complaint was filed in the District Court for Clark County, Nevada (Victor M. Opitz, et al v. Robert E. Stupak, et al) against Robert E. Stupak (a former officer and director of Stratosphere), Lyle A. Berman (an officer and director of the Company and an officer and director of Stratosphere), Patrick R. Cruzen (a former officer and director of Stratosphere), Timothy J. Cope (an officer of the Company) and Stanley M. Taube (an officer and director of the Company and a director of Stratosphere). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased Stratosphere common stock during the period from December 19, 1995 through July 22, 1996. The complaint alleges that the defendants made representations and engaged in other wrongdoing.

                  The Company believes that the claims made in the Victor M. Opitz, et al v. Stratosphere Corp., et al complaint are without merit and plans to vigorously defend such claims.

                  3.  Grand Shareholders Lawsuits  -  Federal Court

                  The following complaints have been filed in the United States District Court for the District of Minnesota against the Company, Lyle A. Berman (an officer and director of the Company), Patrick R. Cruzen (a former officer and director of the Company), Timothy J. Cope (an officer of the Company) and Stanley M. Taube (an officer and director of the Company):

                          Name of Lawsuit                                      Date Filed

                           Joel Blake v. Grand Casinos, Inc., Lyle A.           September 9, 1996
                           Berman, Patrick R. Cruzen, Timothy J.
                           Cope and Stanley M. Taube

                           Robert D. Marcus v. Grand Casinos, Inc.,             October 25, 1996
                           Lyle A. Berman, Patrick R. Cruzen,
                           Timothy J. Cope and Stanley M. Taube.

                  The complaint in each of the above lawsuits purports to seek relief on behalf of a class of plaintiffs who purchased common stock of the Company during the period from December 19, 1995 through July 22, 1996. The complaint in each of the above actions makes nearly identical allegations and alleges that the defendants made misrepresentations and engaged in other wrongdoing.

                  The Company believes that the claims made in each of the above lawsuits are without merit and plans to vigorously defend such claims.

                  See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 1996 and June 30, 1996 for information regarding other pending legal proceedings.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES  -  STRATOSPHERE CORPORATION

                  The Company is the owner of approximately 42% of Stratosphere Corporation (Stratosphere) and has an investment in and advances due from Stratosphere in the amount of $145.6 million as of September 29, 1996. Based upon Stratosphere's third quarter results, Stratosphere determined that it would not meet certain financial covenants which would constitute an event of default under Stratosphere's capital lease that would give the lender the right to accelerate maturity. On October 30, 1996, Stratosphere entered into a Standstill Agreement with the lenders that will remain in effect until the earlier of the bankruptcy filing or payment default.

                  Pursuant to the agreement, Stratosphere made its scheduled payment on October 31, 1996, of $3.2 million. In addition, the agreement required the return of $4.2 million (including interest) remaining in the escrow account to the lenders to be applied to the principal balance on a pro rata basis. The amount was applied to the principal balance on October 30, 1996, reducing it to a total of $28.3 million. In the event the Standstill Agreement is terminated for reasons mentioned and the lenders accelerate Stratosphere's capital lease indebtedness, Stratosphere would not have the ability to repay such indebtedness. The acceleration of Stratosphere's capital lease indebtedness would also constitute an event of default under Stratosphere's First Mortgage Note Indenture by reason of a cross default provision included in such Indenture.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit Number 10.01 - Funding Agreement dated as of September 27, 1996 by and among Grand Casinos, Inc. and Stratosphere Corporation

                           Exhibit Number 10.02 - Letter Agreement dated as of September 27, 1996 by and among Grand Casinos, Inc., Stratosphere Corporation and Stratosphere Gaming Corp.

                           Exhibit Number 27  -  Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarterly period ended September 29, 1996.


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Dated:  November 13, 1996        GRAND CASINOS, INC.
                                 -------------------
                                 Registrant



                                 By/ S /THOMAS J. BROSIG
                                 Thomas J. Brosig, President



                                 / S / TIMOTHY J. COPE
                                 Timothy J. Cope, Chief Financial Officer