Form 10-K
period 1996-12-31
GRAND CASINOS INC
filed 1997-03-31
CIK 878321

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996,
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                          COMMISSION FILE NO. 0-19565

                              GRAND CASINOS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MINNESOTA                                       41-1689535
        (State or other jurisdiction                           (I.R.S. Employer
      of incorporation or organization)                       Identification No.)
  130 CHESHIRE LANE, MINNETONKA, MINNESOTA                           55305
  (Address of principal executive offices)                        (Zip Code)

                                 (612) 449-9092
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
             -------------------                             ---------------------
        Common Stock $0.01 par value                        New York Stock Exchange
    10.125% First Mortgage Notes due 2003                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act.

              Redeemable Common Stock Purchase Warrants, expiring June 30, 1997
              -----------------------------------------------------------------
                                       (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1997, 41,850,886 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the New York Stock Exchange on March 25, 1997, was $334,763,160. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART II AND IV -- Portions of the Registrant's Annual Report to Shareholders for the year ended December 29, 1996, are incorporated by reference into Items 5 through 8, inclusive.

     PART III -- Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 9, 1997, are incorporated by reference into Items 10 through 13, inclusive.
================================================================================

ITEM 1. BUSINESS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Grand Casinos, Inc. (the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "-Certain Factors."

     Grand Casinos, Inc. (the "Company") is a casino entertainment company that develops, constructs and manages land-based and dockside casinos in emerging gaming markets. The Company's strategy is to distinguish itself within its markets by offering superior facilities with extensive nongaming amenities, combined with experienced corporate and casino management and comprehensive marketing programs.

     The Company owns and operates Grand Casino Biloxi and Grand Casino Gulfport, the two largest casinos on the Mississippi Gulf Coast. Grand Casino Gulfport opened on May 14, 1993 and Grand Casino Biloxi opened on January 17, 1994.

     The Company manages two land-based, Indian-owned casinos in Minnesota:
Grand Casino Mille Lacs in Onamia, Minnesota, and Grand Casino Hinckley in Hinckley, Minnesota. Grand Casino Mille Lacs and Grand Casino Hinckley rank among Minnesota's largest Indian gaming enterprises. In addition, the Company manages two land-based, Indian-owned casinos in Louisiana: Grand Casino Avoyelles, in Marksville, Louisiana, for the Tunica-Biloxi Tribe of Louisiana ("Tunica-Biloxi Tribe") and Grand Casino Coushatta, in Kinder, Louisiana, for the Coushatta Tribe of Louisiana ("Coushatta Tribe").

     Grand Casino Tunica opened on June 24, 1996 and is the largest dockside casino in Mississippi and one of the largest casinos in the United States. The Company is developing Grand Casino Tunica into a destination gaming resort featuring a multi-themed casino. Grand Casino Tunica currently features two hotels with an aggregate of 766 rooms. Other amenities include a Grand Casino Kids Quest(SM) child care facility, a Grand Arcade, and valet and self-parking for approximately 5,400 vehicles. Additions currently under construction include an 18-hole professionally designed championship golf course and driving range and a convention facility. Grand Casino Tunica offers a 400,000-square-foot, three-story, multi-themed casino complex containing approximately 140,000 square feet of gaming space with approximately 3,000 slot machines and 108 table games.

     The Company owns approximately 42 percent of Stratosphere Corporation ("Stratosphere"), which owns and operates Stratosphere Tower, Casino & Hotel, an integrated casino/hotel and entertainment complex located at the north end of Las Vegas Boulevard South in Las Vegas, Nevada. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997. The Company and Stratosphere have filed a Joint Plan of Reorganization in Stratosphere's Chapter 11 proceeding.

     The Company periodically evaluates its development program and may determine to complete projects not described herein or may determine not to develop any project, based upon market, financial, or regulatory factors. No assurance can be given that any of these projects will be completed as scheduled or contemplated.

     Business Strategy

     The Company develops casino properties with excellent access and visibility that also offer the opportunity for long-term development of related entertainment amenities. The Company intends to develop hotels, theaters, recreational vehicle parks, and other complementary amenities designed to enhance the customers' total entertainment experience and differentiate the Company's facilities and operations from most of its competitors.

     The Company is dedicated to providing high quality, comprehensive family entertainment, with focused attention to customer service. The Company's modern facilities, staffed with well trained local employees, offer a casual environment designed to appeal to the family-oriented, middle income customer. The Company strives to offer its customers creative gaming selections in a pleasant, festive, and smoke- and climate-controlled setting. The Company also offers reasonably priced, high-quality food, video arcades and Grand Casino Kids Quest(SM), a professionally supervised entertainment and child care center.

     Marketing

     The Company targets its marketing strategy to attract and retain the repeat customer. Management believes that its emphasis on enhancing the entertainment value represented by the Grand Casino experience, coupled with marketing programs, contributes to attracting the repeat customer.

     The Company's strategy seeks to combine retail, gaming, and entertainment marketing techniques. The Company profiles its customers utilizing available demographic data, regularly conducted customer surveys, and other sources. Based upon this data, the Company uses a variety of initial special promotions to attract the first-time customer and, thereafter, seeks to leverage initial customer satisfaction through a mix of marketing programs dedicated to developing a repeat customer.

     A variety of other events, facilities and entertainment media provide the patron with a total entertainment experience. The Company markets these programs through a variety of direct and media marketing techniques.

MISSISSIPPI CASINOS

     Grand Casino Biloxi

     Grand Casino Biloxi opened on January 17, 1994, and is the largest dockside casino on the Mississippi Gulf Coast. Grand Casino Biloxi is located approximately 15 miles east of Gulfport on U.S. Highway 90. The Grand Casino Biloxi location is one of a few sites on the Mississippi Gulf Coast that permits east-west orientation of the casino, thus maximizing visibility from the highway.

     Grand Casino Biloxi is a three story building built upon a moored steel barge with approximately 250,000 square feet of interior space. Although the structure is similar to Grand Casino Gulfport, Grand Casino Biloxi features a different color scheme and theme to differentiate the casinos. The main casino floor is located on the second level to facilitate customer movement directly from the hotel lobby and show theater via covered walkways connecting the facilities. A pedestrian walkway connects the casino to 3,500 parking spaces available for guests.

     As of March 25, 1997, the casino area featured approximately 110,000 square feet of gaming space containing approximately 2,000 slot machines and approximately 100 table games, including blackjack tables, craps tables, roulette wheels, Big Six wheels, poker tables, a baccarat table, pai gow poker tables, Caribbean stud tables, and mini-baccarat tables. Grand Casino Biloxi has six restaurants, including a buffet, a full service restaurant, a steakhouse and a themed, express diner featuring national and regional favorites, all located on the facility's third floor. Grand Casino Biloxi opened a twelve-story, 500 room hotel adjacent to the casino, together with a Grand Casino Kids Quest(SM) child care entertainment center located on the first floor. Grand Casino Biloxi also owns and operates an 1,800-seat show theater adjacent to the casino that features a production/variety show with matinee and evening performances, boxing events, and other professional entertainment. The Company also owns land and leases land adjacent to Grand Casino Biloxi for future hotel and/or retail development.

     Grand Casino Gulfport

     Grand Casino Gulfport opened on May 14, 1993. Grand Casino Gulfport is located on U.S. Highway 90 in the Gulfport harbor. The Grand Casino Gulfport location utilizes an east-west orientation of the casino facility so as to maximize visibility from the highway. Grand Casino Gulfport is visible from Highway 49, the highway that connects Interstate 10 with the coast of Mississippi, and is approximately three miles from the Gulfport/Biloxi airport. A four-story high sign featuring the Grand Casino mark and promotional advertisements is located in front of the casino along U.S. Highway 90.

     Grand Casino Gulfport is a three story building set upon moored steel linked barges consisting of approximately 225,000 square feet of interior space. There are 2,800 parking spaces available for guests. Grand Casino Gulfport also offers a nightclub/entertainment complex adjacent to the casino that contains separately themed nightclubs.

     As of March 25, 1997, the casino area consisted of approximately 104,000 square feet of gaming area containing approximately 2,100 slot machines and 100 table games, including blackjack tables, craps tables, roulette wheels, Big Six wheels, baccarat tables, pai gow poker tables, poker tables, Caribbean stud tables, and mini-baccarat tables. The casino area is spacious with ample seating provided for slot and table game guests. The casino is decorated in a colorful "carnival" Mardi Gras theme and features a state-of-the-art smoke removal system. The restaurants located in the casino include a buffet, a full service restaurant, a themed diner, and a steakhouse. In general, the restaurants offer moderately priced, high quality food to attract local and repeat guests. Other amenities include a Grand Casino Kids Quest(SM), a Grand Arcade, a multi-venue entertainment complex and America Live, a nightclub/entertainment complex containing separately-themed nightclubs. Grand Casino Gulfport has a seventeen-story, 400-room hotel adjacent to the casino. The Company owns or leases land adjacent to Grand Casino Gulfport for future hotel and/or retail development.

     Grand Casino Tunica

     Grand Casino Tunica opened on June 24, 1996 and is the largest dockside casino in Mississippi and one of the largest casinos in the United States. The Company is developing Grand Casino Tunica into a destination gaming resort featuring a multi-themed casino. Grand Casino Tunica currently features two hotels with an aggregate of 766 rooms. Other amenities include a Grand Casino Kids Quest(SM) child care facility, a Grand Arcade, and valet and self-parking for approximately 5,400 vehicles. Additions currently under construction include an 18-hole professionally designed championship golf course and driving range and a convention facility.

     Grand Casino Tunica is located in Tunica County, Mississippi, approximately 15 miles south of the Memphis metropolitan area. Located directly on the northern border of Tunica County, Grand Casino Tunica is currently the closest legal gaming site to Memphis, Tennessee, and the only casino property in Tunica County that has direct frontage on U.S. Highway 61, the most direct route from Memphis to Tunica County gaming sites.

     Grand Casino Tunica is a 400,000-square-foot, three-story, multi-themed casino complex containing approximately 140,000 square feet of gaming space with approximately 3,000 slot machines and 108 table games. Grand Casino Tunica features four unique themes of festive Americana: Gold Rush Era San Francisco, an 1890s Mississippi Riverboat Town, New Orleans Mardi Gras and the Great American West of the 1870s. The ambiance of each themed segment is created through elaborate decor reflective of each theme. Grand Casino Tunica offers its guests a choice of six restaurants, as well as two entertainment lounges and a Player's Club.

     Grand Casino Tunica's large size and expansive design is conducive to significant long-term development of the site. Grand Casino Tunica's master plan contemplates additional entertainment amenities, including additional hotels, a second championship golf course, a village center containing additional hotel sites, restaurants, retail shopping and other attractions, and residential properties on the golf course. Such future developments are expected to be funded partly from cash flow but primarily through third party financing and/or other development arrangements. Such future developments, if completed, are expected to further enhance Grand Casino Tunica's status as a premier destination gaming resort and to encourage repeat visits. Any such additional development, however, will be dependent upon the operating results of Grand Casino Tunica and other future conditions, and no assurance can be given that any such additions will be completed.

MINNESOTA CASINOS

     Grand Casino Mille Lacs

     Grand Casino Mille Lacs, the first casino developed and managed by the Company, is located approximately 90 miles northwest of Minneapolis on the Mille Lacs Band of Ojibwe Indians' (the "Mille Lacs Band") reservation near Onamia, Minnesota. Grand Casino Mille Lacs is located near Mille Lacs Lake, a 207 square mile lake that is a year-round resort area.

     Grand Casino Mille Lacs opened on April 2, 1991. Grand Casino Mille Lacs is a 102,000 square foot facility that contains a 40,000-square-foot casino gaming room with approximately 1,250 slot machines and 36 blackjack tables. Additional facilities include a bingo hall, a full service restaurant, a buffet restaurant, an alcohol-free sports bar, a snack bar, a video arcade, a Grand Casino Kids Quest(SM) child entertainment center, a gift shop and parking for 1,400 vehicles. The Mille Lacs Band has constructed a 175-room hotel connected to Grand Casino Mille Lacs, which was financed by an unrelated third party, and is constructing another 109 rooms scheduled for completion in mid-1997.

     On September 10, 1990, the Company and the Mille Lacs Band entered into a construction agreement and management contract (the "Mille Lacs Agreement") for the development, construction and management of Grand Casino Mille Lacs. The term of the Mille Lacs Agreement expires on April 2, 1998. In October 1996, the Company and the Mille Lacs Band entered into a restated management agreement (the "Restated Mille Lacs Agreement") with respect to the Grand Casino Mille Lacs facility. In accordance with its terms, the Restated Mille Lacs Agreement will not be effective until such time as it is approved by the NIGC. The Company believes the Restated Mille Lacs Agreement, which also expires on April 2, 1998, is consistent with the terms and conditions of the Mille Lacs Agreement and conforms to NIGC requirements. The NIGC is currently reviewing the Restated Mille Lacs Agreement. Although the Company believes the Restated Mille Lacs Agreement satisfies all the requirements of the Indian Gaming Regulatory Act of 1988 ("IGRA"), there can be no assurance that the NIGC will not seek to reduce the management fee payable to the Company thereunder or demand other revisions to the Restated Mille Lacs Agreement.

     As manager, the Company deducts on a monthly basis the operating expenses and a cash contingency reserve from the gross receipts of the casino. The Restated Mille Lacs Agreement provides that the net distributable gaming profits, if any, are distributed 70% to the Mille Lacs Band and 30% to the Company, and that the Company receives an additional fee, determined pursuant to a sliding scale formula, with respect to non-gaming revenues.

     The Company loaned the Mille Lacs Band an aggregate of approximately $9.3 million to construct and open Grand Casino Mille Lacs, of which amount approximately $6.3 million was not, but may need to be, approved by the Bureau of Indian Affairs ("BIA") and/or the National Indian Gaming Commission ("NIGC"). As of December 29, 1996, the full amount of such loan had been repaid by the Mille Lacs Band. The Company provided assistance to the Mille Lacs Band in connection with certain leases of equipment used at Grand Casino Mille Lacs. Each such lease provides the Mille Lacs Band with a purchase option at a nominal price upon expiration of the lease term. The leases further provide that in the event of default by the Mille Lacs Bands, the Company may not receive payments under the Mille Lacs Agreement until such default has been cured.

     Grand Casino Hinckley

     Grand Casino Hinckley is located on a 20 acre parcel of land held by the United States in trust for the Mille Lacs Band near the intersection of Interstate Highway 35 and Minnesota State Highway 48, adjacent to Hinckley, Minnesota. Hinckley is within 90 miles of the Minnesota cities of Minneapolis/St. Paul and Duluth. Interstate 35 links Minneapolis/St. Paul and Duluth, Minnesota's two largest population centers, and the Highway 48 intersection is a traditional rest stop for travelers. Grand Casino Hinckley is located approximately 50 miles east of Grand Casino Mille Lacs.

     Grand Casino Hinckley opened on May 15, 1992 and, as of March 25, 1997, consisted of an approximately 46,000 square foot casino gaming room containing approximately 1,700 slot machines and 46 blackjack tables. The facility also has a Grand Casino Kids Quest(SM) child entertainment center, a video arcade, a full service restaurant, a buffet restaurant, a snack bar, a sports bar that serves alcoholic beverages, a gift shop, a 220-space recreational vehicle park, 50 fully furnished rental chalets, and parking for approximately 2,400 cars.

     An unrelated third party operates a 150 room hotel in proximity to Grand Casino Hinckley. The Company has guaranteed the repayment of certain indebtedness secured by such hotel with an outstanding balance of $2.7 million as of December 29, 1996. The Mille Lacs Band is constructing a 260 room hotel adjacent to Grand Casino Hinckley, which is expected to be completed in the Fall of 1997.

     On September 10, 1990, the Company and the Mille Lacs Band entered into a construction agreement and management contract (the "Hinckley Management Agreement") for the development, construction and management of Grand Casino Hinckley. The term of the Hinckley Management Agreement expires on May 15, 1999. In October 1996, the Company and the Mille Lacs Band entered into a restated management agreement (the "Restated Hinckley Agreement") with respect to the Grand Casino Hinckley facility. In accordance with its terms, the Restated Hinckley Agreement will not be effective until such time as it is approved by the NIGC. The Company believes the Restated Hinckley Agreement, which also expires on May 15, 1999, is consistent with the terms and conditions of the Hinckley Management Agreement and conforms to NIGC requirements. The NIGC is currently reviewing the Restated Hinckley Agreement. Although the Company believes the Restated Hinckley Agreement satisfies all the requirements of the IGRA, there can be no assurance that the NIGC will not seek to reduce the management fee payable to the Company thereunder or demand other revisions to the Restated Hinckley Agreement. In connection with the execution of the Restated Hinckley Agreement, the Company sold approximately 400 acres of land adjacent to the casino to the Mille Lacs Band for a price of $2.7 million.

     The Company loaned the Mille Lacs Band approximately $14.2 million to construct and open Grand Casino Hinckley, of which amount approximately $6.7 million was not, but may need to be, approved by the BIA and/or NIGC. As of December 29, 1996, the full amount of such loan had been repaid by the Mille Lacs Band. The Company provided assistance to the Mille Lacs Band in connection with certain leases of equipment used at Grand Casino Hinckley. Each such lease provides the Mille Lacs Band with a purchase option at a nominal price upon expiration of the lease term. The leases further provide that in the event of default by the Mille Lacs Band, the Company may not receive payments under the Hinckley Management Agreement until such default has been cured.

     The Restated Hinckley Agreement provides that net distributable gaming profits, if any, are distributed 70% to the Mille Lacs Band and 30% to the Company, and that the Company receives an additional fee, determined pursuant to a sliding scale formula, with respect to non-gaming revenues.

     Grand Casino Mille Lacs and Grand Casino Hinckley employ approximately 2,400 employees. The Company is obligated to give a hiring and promotion preference and provide training , first to Mille Lacs Band members and their spouses and then to qualified members of other Indian bands or tribes. Substantially all of the Mille Lacs Band members who have sought employment at Grand Casinos Mille Lacs or Hinckley have been employed. None of the employees of Grand Casinos Mille Lacs or Hinckley are represented by a labor union, and the Company believes employee relations at Grand Casinos Mille Lacs and Hinckley are good.

LOUISIANA CASINOS

     Grand Casino Avoyelles

     Grand Casino Avoyelles opened on June 3, 1994 and consists of an approximately 50,000 square foot casino gaming room containing approximately 1,550 slot machines and 53 table games. The facility also has a Grand Casino Kids Quest(SM) child entertainment center, a video arcade, a full service restaurant, a buffet restaurant, a gift shop and parking for approximately 1,300 vehicles.

     Grand Casino Avoyelles is located approximately 50 miles west of Natchez, Mississippi, and within approximately 200 miles of the Louisiana cities of Baton Rouge, Lafayette, New Orleans, and Shreveport. The Company purchased approximately 64 acres of land adjacent to the Tunica-Biloxi reservation for $1.0 million. The Company has donated approximately 21 acres of this land to the Tunica-Biloxi Tribe. This land has been placed in trust, has been approved for gaming, and is the site upon which Grand Casino Avoyelles has been constructed.

     The Company leases land to an unrelated third party in connection with the development of a 220 room hotel which opened during 1996 and is located in proximity to Grand Casino Avoyelles. The Tunica-Biloxi Tribe has agreed to purchase this hotel from the current owner and operate it as a part of the Grand Casino Avoyelles enterprise. The Company intends to donate the land to the Tunica-Biloxi Tribe. In addition, the Company has agreed to guarantee up to $16.5 million of Tunica-Biloxi Tribal indebtedness to be incurred in connection with the purchase of the hotel. It is anticipated that such indebtedness will have a repayment term of approximately three years.

     The term of the Company's development and management agreement with the Tunica-Biloxi Tribe (the "Tunica-Biloxi Agreement") expires on June 3, 2001. As manager, the Company deducts on a monthly basis the operating expenses and a cash contingency reserve from the gross receipts of the casino. The net distributable profits, if any, are distributed 60% to the Tunica-Biloxi Tribe and 40% to the Company.

     The Company loaned the Tunica-Biloxi Tribe an aggregate of approximately $23.5 million to construct and open Grand Casino Avoyelles, of which amount approximately $3.5 million was not, but may need to be, approved by the BIA and/or the NIGC. Approximately $12.6 million of such loans remained outstanding at December 29, 1996. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Tunica-Biloxi Agreement. The Company arranged for, and guaranteed payment of, approximately $14.1 million in equipment financing obtained by the Tunica-Biloxi Tribe. The equipment financing agreements provide that the Company is precluded from receiving loan repayments and payments under the Tunica-Biloxi Agreement if the tribe is in default under the equipment financing agreements. As of December 29, 1996, approximately $6.8 million remained outstanding on the tribe's equipment financing indebtedness.

     The Tunica-Biloxi Agreement was approved by the BIA on February 27, 1992. The Tunica-Biloxi Tribe and the State of Louisiana entered into a tribal-state compact on September 29, 1992, which was approved by the Secretary of the Interior on November 18, 1992. The compact expires on November 18, 1999 and will automatically renew for an additional seven year period unless either the Tunica-Biloxi Tribe or the State of Louisiana delivers to the other prior written notice of non-renewal. In the event the compact is not renewed, legal gaming will not be permitted at Grand Casino Avoyelles. There can be no assurance that the compact with be renewed. The Company has been certified by the Louisiana State Police in order to manage the casino.

     Grand Casino Coushatta

     Grand Casino Coushatta opened on January 16, 1995 and consists of an approximately 71,000 square foot casino gaming room containing approximately 2,100 slot machines and 72 table games. The facility also has a Grand Casino Kids Quest(SM), a full service restaurant, a buffet restaurant, a snack bar, a gift shop, and parking for approximately 1,600 vehicles.

     On February 25, 1992, the Company entered into a construction agreement and management contract (the "Coushatta Agreement") with the Coushatta Tribe for the development, construction, and management of a casino facility in Elton, Louisiana, on Highway 165. Grand Casino Coushatta is located approximately 60 miles south of Alexandria, Louisiana, and within 200 miles of Houston, Texas. The Company purchased approximately 688 acres of land adjacent to the Coushatta reservation for approximately $3.6 million. The Company has donated approximately 530 acres to the Coushatta Tribe. This land has been placed in trust for the Coushatta Tribe.

     The Company loaned the Coushatta Tribe an aggregate of approximately $38.3 million to construct and open Grand Casino Coushatta, of which amount up to approximately $20.3 million was not, but may need to be, approved by the BIA and/or NIGC. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Coushatta Agreement. Approximately $23.8 million of such loans remained outstanding as of December 29, 1996. The Company arranged for, and guaranteed payment of, approximately $22.3 million in equipment financing obtained by the Coushatta Tribe. The equipment financing agreements provide that the Company is precluded from receiving payments under the loans or the Coushatta Agreement if the tribe is in default under the equipment financing agreements. As of December 29, 1996, approximately $11.5 million remained outstanding on the tribe's equipment financing indebtedness.

     The Coushatta Tribe is constructing a hotel on land owned by the Tribe located in proximity to the casino. The Company has agreed to guarantee up to $20 million of indebtedness to be incurred by the Tribe in connection therewith. Such indebtedness is expected to have a repayment term of approximately four years.

     The Coushatta Agreement was approved by the BIA on February 27, 1992. The Coushatta Tribe and the State of Louisiana entered into a tribal-state compact on September 15, 1992, which was approved by the Secretary of the Interior on November 4, 1992. The compact expires on November 4, 1999, and will automatically renew for an additional seven year period unless either the Coushatta Tribe or the State of Louisiana delivers to the other prior written notice of non-renewal. In the event the compact is not renewed, legal gaming will not be permitted at Grand Casino Coushatta. There can be no assurance that the compact will be renewed. The Company has been certified by the Louisiana State Police in order to manage the casino.

     The term of the Coushatta Agreement expires on January 16, 2002. As manager, the Company deducts on a monthly basis the operating expenses and a cash contingency reserve from the gross receipts of the casino. The net distributable profits, if any, are distributed 60% to the Coushatta Tribe and 40% to the Company.

     Funding Agreements

     The Company has entered into agreements (the "Funding Agreements") with each of the Tunica-Biloxi and Coushatta Tribes to provide temporary funding, if necessary, for the construction of certain additional amenities on Grand Casino Avoyelles and Grand Casino Coushatta. The terms of the Funding Agreements require each party to advance money for the payment of construction costs if and when the casino operating funds designated for such purpose are insufficient. Any funds advanced are to be repaid, together with interest at the prime rate plus 1 percent, over the remaining term of the respective management agreement. The Company's estimated aggregate maximum commitment under the Funding Agreements is approximately $14 million. No advances have been made as of March 25, 1997.

STRATOSPHERE CORPORATION

     The Company owns approximately 42% of Stratosphere. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, an integrated casino/hotel and entertainment complex located at the north end of Las Vegas Boulevard South in Las Vegas, Nevada. Stratosphere is centered around the Stratosphere Tower. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997. The Company and Stratosphere have filed a Joint Plan of Reorganization in Stratosphere's Chapter 11 proceeding. Lyle Berman, Stanley M. Taube and Neil I. Sell, directors, executive officers or principal shareholders of the Company, are directors of Stratosphere. Mr. Berman is also Stratosphere's Chief Executive Officer.

OTHER PROJECTS

     The Company continues to pursue gaming opportunities throughout the United States and Canada.

COMPETITION

     General

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored video lottery and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing, and jai-alai; sports bookmaking; and card rooms. The casinos owned or managed by the Company compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. The Company also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of the Company have more personnel and greater financial and other resources than the Company. Further expansion of gaming could also significantly affect the Company's business.

     Mississippi and Louisiana

     The Mississippi and Louisiana gaming markets are emerging and are expected to continue to be highly competitive. As of March 18, 1997, eleven casinos were operating on the Mississippi Gulf Coast, one of which is currently in bankruptcy, seeking reorganization of its debt. At least two more additional licensed casinos are expected to open, and at least four license applications are pending before the Mississippi Gaming Commission for additional Gulf Coast casinos, although several of such applicants are involved in litigation over siting approval or other permits. Mirage Resorts is currently constructing a casino resort in Biloxi that is scheduled to open in late 1998. The Company expects that competition from this casino and other casino projects that have been publicly announced will affect Grand Casinos Gulfport and Biloxi.

     As of March 18, 1997, eleven casinos were operating in Tunica County, Mississippi and no additional applications were pending for Tunica County dockside casinos. The Company does not expect other Mississippi non-Gulf Coast casinos to compete directly with the Company's Gulf Coast casinos, but these casinos do compete with Grand Casino Tunica and may compete with Grand Casinos Coushatta and Avoyelles. Grand Casinos Gulfport and Biloxi compete with one another. The Mississippi gaming environment is, and is expected to continue to be, highly competitive.

     The State of Louisiana has approved a single land-based casino to be located in New Orleans. Louisiana has also legalized riverboat gaming. Video poker machines may be located in facilities that serve liquor, at truck stops, and at pari-mutuel racetracks and off-track betting facilities. The New Orleans casino and the riverboats will compete with the Company's Mississippi and Louisiana casinos.

     Minnesota

     The Company believes that Grand Casino Mille Lacs and Grand Casino Hinckley draw most of their patrons from within driving distance of the casinos, which includes most of the Twin Cities metropolitan area, and, for Grand Casino Hinckley, most of the Duluth metropolitan area. Grand Casino Mille Lacs and Grand Casino Hinckley compete with one another. There are seventeen Indian gaming casinos operating in Minnesota, including Grand Casinos Mille Lacs and Hinckley. All of these casinos have either recently expanded or have announced plans to expand their operations. Management has identified Mystic Lake Casino, Treasure Island Bingo and Casino, Little Six Casino and Bingo Hall, Black Bear Casino, Fond du Luth Casino, and Jackpot Junction Casino as significant competition for Grand Casino Hinckley and Grand Casino Mille Lacs because of such competitors' proximity to the Twin Cities, and, because of their proximity to Duluth, the Fond du Luth Casino and Black Bear Casino compete with Grand Casino Hinckley. Because of their locations, the Company does not believe that the remaining Minnesota Indian gaming casinos will have a significant competitive impact on Grand Casino Mille Lacs or Grand Casino Hinckley. At least two Indian gaming casinos located in western Wisconsin also compete with Grand Casinos Mille Lacs and Hinckley. Three Wisconsin tribes have petitioned the Secretary of the U.S. Department of Interior to permit the development of an Indian casino at a dog track near Hudson, Wisconsin. If that proposal is approved, the casino will compete with Grand Casinos Mille Lacs and Hinckley. Grand Casinos Mille Lacs and Hinckley also compete with other forms of legalized gaming such as lotteries, charitable gaming, and pari-mutuel betting locations in Wisconsin. The Minnesota legislature is also considering legalizing other forms of gaming that may compete with Grand Casino Mille Lacs and Grand Casino Hinckley.

REGULATION

     General

     The ownership, management, and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations, and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Certain common basic provisions that are currently applicable to the Company are described below.

     Neither the Company nor any subsidiary may own, manage or operate a gaming facility unless proper licenses, permits and approvals are obtained. An application for a license, permit or approval may be denied for any cause that the Regulatory Authorities deem reasonable. Most Regulatory Authorities also have the right to license, investigate, and determine the suitability of any person who has a material relationship with the Company or any of its subsidiaries, including officers, directors, employees, and security holders of the Company or its subsidiaries. In the event a Regulatory Authority were to find a security holder to be unsuitable, the Company may be sanctioned, and may lose its licenses and approvals if the Company recognizes any rights in such unsuitable person in connection with such securities. The Company may be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable. The Company's Articles of Incorporation authorize the Company to redeem securities held by persons whose status as a security holder, in the opinion of the Board of Directors, jeopardizes gaming licenses or approvals of the Company or its subsidiaries.

     Once obtained, licenses, permits, and approvals must be periodically renewed and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit, or restrict a license for any cause they deem reasonable. Fines for violations may be levied against the holder of a license, and in certain jurisdictions, including Mississippi, gaming operation revenues can be forfeited to the State under certain circumstances. No assurance can be given that any licenses, permits, or approvals will be obtained by the Company or its subsidiaries, or if obtained, will be renewed or not revoked in the future. In addition, the rejection or termination of a license, permit, or approval of the Company or any of its employees or security holders in any jurisdiction may have adverse consequences in other jurisdictions. Certain jurisdictions, including the state of Mississippi, require gaming operators licensed therein to seek approval from the state of Mississippi before conducting gaming in other jurisdictions. The Company and its subsidiaries may be required to submit detailed financial and operating reports to Regulatory Authorities.

     The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations, and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations, or their interpretations could have a material adverse effect on the Company.

     Certain specific provisions to which the Company is currently subject are described below.

     Mississippi

     The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation. Regulation is primarily effected through the licensing and regulatory control of the Mississippi Gaming Commission and the regulatory control of the Mississippi State Tax Commission, (collectively, "The Mississippi Gaming Authorities").

     The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Gaming Commission adopted regulations that are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations, and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Authorities; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or regulations or their interpretation may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming in 14 counties that either border the Mississippi Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of March 18, 1997, dockside gaming was permissible in nine of the 14 eligible counties in the state, and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren, and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River, or on navigable waters in eligible counties along the Mississippi River, or in the waters of the state of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. At least one lawsuit is pending with respect to the expansion of eligible gaming sites in the Mississippi Gulf Coast counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are currently no limitations on the number of gaming licenses that may be issued in Mississippi.

     The Company is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information that the Mississippi Gaming Commission may require. The Company and any subsidiary of the Company that operates a casino in Mississippi (a "Gaming Subsidiary"), are subject to the licensing and regulatory control of the Mississippi Gaming Authorities. The Company is registered as a publicly traded holding company under the Mississippi Act as part of the licensing process for its Gaming Subsidiaries. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi.

     Each Gaming Subsidiary must obtain a gaming license from the Mississippi Gaming Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casino prior to opening. Gaming licenses are non-transferable, are initially issued for a two-year period, and must be renewed periodically thereafter. Grand Casino Gulfport's gaming license was renewed by the Mississippi Gaming Commission on October 14, 1996. Grand Casino Biloxi's gaming license was renewed by the Mississippi Gaming Commission on November 18, 1996. Grand Casino Tunica's gaming license was renewed by the Mississippi Gaming Commission on May 20, 1996. The gaming licenses for Grand Casinos Gulfport, Grand Casino Biloxi, and Grand Casino Tunica, issued for two-year terms, must be renewed during 1998. No person may become a shareholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining approvals from the Mississippi Gaming Commission. The Company obtained such approvals in connection with the licensing of its Gaming Subsidiaries.

     Certain officers and employees of the Company and the officers and directors and certain key directors and employees of the Company's Gaming Subsidiaries must be found suitable by the Mississippi Gaming Commission. The Company believes that it has obtained or applied for all necessary findings of suitability with respect to such persons, although the Mississippi Gaming Commission in its discretion may require additional persons to file applications for findings of suitability. Employees associated with gaming must also obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license or finding of suitability for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license or finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. The Mississippi Gaming Commission has the power to require any Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial security holder of the Company. Mississippi law requires any person who acquires more than 5% of the Company's common stock of a publicly traded holding company to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable.

Also, any person who becomes a beneficial owner of more than 10% of the Company's common stock of a publicly traded holding company, as reported to the Securities and Exchange Commission (the "SEC"), must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Gaming Commission has adopted a policy that permits certain institutional investors to beneficially own up to 10% of a public company's common stock without a finding of suitability. If a shareholder who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, or any voting rights conferred by securities held by the unsuitable person;
(iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or
(iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     The Company may be required to disclose to the Mississippi Gaming Commission upon request the identities of security holders, including holders of any debt securities. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of debt securities of such registered corporations to file applications; (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

     The Gaming Subsidiaries must maintain a current stock ledger in their principal offices in Mississippi and the Company must maintain a current list of stockholders in the principal offices of the Gaming Subsidiaries that must reflect the record ownership of each outstanding share of any class of equity security issued by the Company. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from the Company's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

     The Mississippi Act requires that certificates representing securities of a publicly traded corporation that has a gaming subsidiary (as defined in the Mississippi Act) bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Company has received an exemption from this legend requirement from the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

     Substantially all loans, leases, sales of securities, and similar financing transactions by a Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities, if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not issue securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

     Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreement, or any form of takeover, and certain recapitalizations and stock repurchases by the Company, cannot occur without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to (i) ensure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Gaming Commission before the company may make exceptional repurchases of voting securities above the current market price of its common stock or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Gaming Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the shareholders for the purpose of acquiring control of the Company.

     Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission or a waiver of such approval. The Mississippi Gaming Commission may require determinations that, among other things, there are means for the Mississippi Gaming Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Mississippi Gaming Commission has approved the Company's operations in Nevada, Minnesota and Louisiana but must approve the Company's operations in any other jurisdiction. Affiliates, which are holding companies of a licensee and/or entities that directly or through intermediaries control or are controlled by a licensee or its holding company, would include the Company's subsidiaries.

     If the Mississippi Gaming Commission decides that a Gaming Subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend, or revoke the license of the Gaming Subsidiary. In addition, a Gaming Subsidiary, the Company, and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Gaming Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning, or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's and the Gaming Subsidiaries gaming operations.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino or (iv) the numbers of patrons entering the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over

$50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi corporate income tax liability for the year paid.

     In October of 1994, the Mississippi Gaming Commission adopted two regulations that will affect the Company's Mississippi Gaming Subsidiaries. Under the first regulation, as a condition to licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155-mile-per-hour winds and 15-foot tidal surge. The Company believes that both Grand Casino Gulfport and Grand Casino Biloxi currently meet this requirement.

     The second regulation requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500 car parking facility in close proximity to the casino complex and infrastructure facilities that will amount to at least 25% of the casino cost. Such facilities shall include any of the following: a 250 room hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, a tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Gaming Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that Grand Casino Gulfport, Grand Casino Biloxi and Grand Casino Tunica currently meet this requirement.

     The sale of food or alcoholic beverages at the Company's Mississippi properties is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of the Company and its subsidiaries must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission (the "ABC") in connection with their liquor permits. Changes in licensed positions must be approved by the ABC.

     Indian Gaming

     The terms and conditions of management contracts and the operation of casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission ("NIGC"), and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the "Secretary") and the Bureau of Indian Affairs (the "BIA"). The regulations and guidelines under which NIGC will administer IGRA are evolving. IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

     The Company may need to provide the BIA or NIGC with background information on each of its directors and each shareholder who holds five percent or more of the Company's stock ("5% Shareholders"), including a complete financial statement, a description of such person's gaming experience, and a list of jurisdictions in which such person holds gaming licenses. Background investigations of key employees also may be required. The Company's Articles of Incorporation contain provisions requiring directors and 5% shareholders to provide such information.

     IGRA requires NIGC to approve management contracts and certain collateral agreements. Prior to NIGC assuming its management contract approval responsibility, management contracts and other agreements were approved by the BIA. All of the Company's current management contracts and collateral agreements (except the Restated Mille Lacs Agreement and the Restated Hinckley Agreement) were approved by the BIA; however, the Company expects that NIGC may review such management contracts and collateral agreements for compliance with IGRA in the future. The NIGC will not approve a management contract if a director or a 5% Shareholder of the management company (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract.

     A management contract can be approved only after NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of profits if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity justify, the larger profit allocation and longer term. While the Company believes that its management contracts meet all requirements of IGRA, there is a risk that the NIGC may reduce the term or the management fee provided for in any such contracts.

     IGRA established three separate classes of tribal gaming -- Class I, Class II, and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punchboards, instant bingo and card games that are not played against the house. Class III gaming includes casino-style gaming and includes table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering.

     IGRA prohibits substantially all forms of Class III gaming unless the tribe has entered into a written agreement with the host state that specifically authorizes the types of commercial gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the state's consent. Because Indian tribes are currently unable to compel states to negotiate tribal-state compacts, the Company may not be able to develop and manage casinos in states that refuse to enter into tribal-state compacts.

     The State of Minnesota has entered into a tribal-state compact with the Mille Lacs Band and the State of Louisiana has entered into tribal-state compacts with the Coushatta Tribe and the Tunica-Biloxi Tribe. The Minnesota compact does not provide for an expiration date. Each of the Louisiana compacts expires in November 1999. Upon expiration, the Louisiana (Coushatta and Avoyelles) compacts will automatically renew for additional terms unless either party delivers to the other prior written notice of non-renewal. In the event either of the Louisiana compacts is not renewed, legal gaming will not be permitted at the applicable casino location. There can be no assurance that either of the Louisiana compacts will be renewed.

     In addition to IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is dependent upon whether the host state's law permits gaming by non-Indian entities, which may change over time. Any such changes in state law may have a material adverse effect on the casinos managed by the Company.

     Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value ... in consideration of services for said Indians relative to their lands ... unless such contract or agreement be executed and approved" by the Secretary of the Interior (the

"Secretary") or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. The Company believes that it has complied with the requirements of Section 81 with respect to its management contracts for Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta.

     The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code ("ITLA") states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500 ...."
No such licenses have been issued to the Company to date. The applicability of ITLA to management contracts is unclear. The Company believes that ITLA is not applicable to its management contracts, under which the Company provides services rather than goods to Indian tribes. The Company further believes that ITLA has been superseded by IGRA.

     Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe's jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by IGRA. The possession of valid licenses from the Mille Lacs Band is an ongoing condition of the Mille Lacs Agreement and the Hinckley Management Agreement; the possession of valid licenses from the Coushatta Tribe and Tunica-Biloxi Tribe are conditions of the Coushatta Agreement and the Tunica-Biloxi Agreement, respectively.

     Nevada Regulatory Matters

     The ownership and operation of casino gaming facilities, the operation of inter-casino linked systems and the manufacture and distribution of gaming devices are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies, collectively referred to as the "Nevada Gaming Authorities." The manufacture and distribution of gaming devices are subject to the licensing and regulatory control of the Nevada Board and the Nevada Commission.

     The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) maintenance of effective control over the manufacture, distribution and selling of gaming devices and equipment; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company.

     All gaming devices and cashless wagering systems that are manufactured, sold, or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers, distributed or sold by licensed distributors, and approved by the Nevada Commission. The approval process includes rigorous testing by the Nevada Board, a field trial, and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Gaming Authorities.

Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

     The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable by the Nevada Commission as a shareholder and controlling shareholder of Stratosphere Corporation ("Stratosphere"), which is also a registered corporation. Stratosphere has been found suitable to own the stock of Stratosphere Gaming Corp. (the "Nevada Gaming Subsidiary"), which has been issued a nonrestricted gaming license to conduct casino gaming operations at the Stratosphere Tower, Hotel & Casino. The Nevada Gaming Subsidiary is a corporate licensee ("Corporate Licensee") under the terms of the Nevada Act. Certain officers and directors of the Company, including Lyle S. Berman, also have been found suitable by the Nevada Commission. Mr. Berman has also been found suitable by the Nevada Commission as a controlling shareholder of the Company. The Company, Stratosphere, and the Nevada Gaming Subsidiary have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability, and licenses required in order to engage in gaming activities in Nevada.

     As Registered Corporations, the Company and Stratosphere are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. In addition, no person may become a stockholder of, or receive any percentage of profits from, the Nevada Gaming Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or a Corporate Licensee in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee. Officers, directors, and certain key employees of the Nevada Gaming Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, Stratosphere, or the Nevada Gaming Subsidiary, such companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Stratosphere, or the Nevada Gaming Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and Stratosphere are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions by the Nevada Gaming Subsidiary are also required to be reported to or approved by the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, Stratosphere, or the Nevada Gaming Subsidiary, the companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of the Company's or Stratosphere's registration and finding of suitability could (and revocation would) materially adversely affect the Company.

     Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.

The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies, or operations of the Registered Corporation, or any of its gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with them, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be consistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company and Stratosphere are required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Company and Stratosphere may also be required to disclose to the Nevada Commission, upon its request, the identities of any of its security holders. Although the Nevada Commission has the power to require that the stock certificates of the Company or Stratosphere bear a legend indicating that the securities are subject to the Nevada Act, it has not yet done so.

     Neither the Company nor Stratosphere may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) ensure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease by the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     Nongaming Regulations

     The Company and its subsidiaries are subject to certain federal, state and local, safety and health laws, regulations pertaining to operation of barges and other marine laws, and regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company believes that it is currently in material compliance with such regulations. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to the Company's operations. In addition, in order for the barges on which Grand Casinos Gulfport, Tunica and Biloxi are located to have United States flag registry, the Company must maintain "United States citizenship" as defined in the Shipping Act of 1916, as amended, and the Merchant Marine Act of 1936, as amended. A corporation operating any vessel subject to such Acts, such as the Company, is not considered a United States citizen unless United States citizens own a percentage of its outstanding capital stock specified in such Acts and/or U.S. Coast Guard requirements. If foreign citizens acquire in excess of the applicable percentage of the common stock of the Company, the Company's Articles of Incorporation would permit the Company to redeem such Common Stock in order to continue to operate the Mississippi Casinos. If the Company did not redeem such Common Stock, it would be required to restructure the ownership of the barges to comply with applicable U.S. Coast Guard requirements.

EMPLOYEES

     As of December 29, 1996, the Company had approximately 7,300 employees. No employee of the Company currently is represented by a labor union and management considers its employee relations to be good. In addition, the Company has provided training for the approximately 5,700 employees of the tribes which own Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta. The Company believes that it will be able to attract and retain a sufficient number of qualified employees to operate all of the casinos that it may own or manage in the future. Mississippi law requires that the Company give a hiring preference to Mississippi residents with respect to the Mississippi Casinos.

CERTAIN FACTORS

     In addition factors discussed elsewhere in this Annual Report Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

RISKS OF LEVERAGED FINANCIAL POSITION

  ABILITY TO SERVICE DEBT

     The Company has substantial annual debt service along with other operating expenses. As of December 29, 1996, (excluding Stratosphere Corporation) the Company had total indebtedness of approximately $511.7 million, which includes the Company's $450 million 10 1/8% First Mortgage Notes due 2003 (the "First Mortgage Notes") and approximately $61.7 million of other senior indebtedness, including capitalized lease obligations. The Company may have additional contingent obligations with respect to Stratosphere Corporation. The First Mortgage Notes are senior obligations of the Company and rank pari passu in right of payment with all other senior indebtedness. The First Mortgage Notes and certain other permitted senior indebtedness, including a senior credit facility, are secured on an equal and ratable basis (with certain exceptions) by substantially all of the assets of the Company and the stock of certain of the Company's wholly owned subsidiaries. The ability of the Company to make interest payments on the First Mortgage Notes and other indebtedness will depend on its ability to generate sufficient cash flows from operations. There can be no assurance that the Company will be able to generate sufficient cash flows from operations to make interest payments on the First Mortgage Notes and such other indebtedness.

  RISK OF INCURRENCE OF ADDITIONAL DEBT

     The indenture pursuant to which the First Mortgage Notes were issued (the " First Mortgage Notes Indenture") permits, under certain circumstances, additional first mortgage indebtedness which would be collateralized and rank pari passu with the First Mortgage Notes. Such incurrence will also be subject to certain other conditions. In addition, the First Mortgage Notes Indenture permits the Company and its subsidiaries, under certain circumstances, to incur additional unsecured indebtedness, or indebtedness secured by assets that do not constitute collateral for the First Mortgage Notes or other senior indebtedness, such as future gaming facilities owned or operated by the Company. The ability of the Company to satisfy its obligations relating to any additional indebtedness will depend on its operating cash flow. Any inability of the Company to satisfy such debt obligations could adversely affect the Company's ability to conduct its operations or finance its capital needs.

STRATOSPHERE COMMITMENTS

     The Company has made certain commitments relating to the proposed reorganization of Stratosphere Corporation. These commitments, which are subject to a number of contingencies, would obligate the Company to invest up to an additional $75 million in Stratosphere Corporation and the Company would also provide a completion guarantee in the form of subordinated debt of up to $25 million in cost overruns on completion of additional hotel rooms. Among the conditions to be satisfied prior to the effectiveness of the Company's obligations under the proposed reorganization is Stratosphere's consolidated cash flows (as defined therein) for the months between October 1, 1996, and June 30, 1997, averaging not less than $2,267,000 per month. The average for the five months ended February 23, 1997 was $1,615,736. There can be no assurance that all of the conditions relating to the Company's commitments will be satisfied or that the proposed reorganization will be approved by the Bankruptcy Court. Further, if the Company does make these additional investments in Stratosphere Corporation, there can be no assurance that the results of operations of Stratosphere Corporation will meet or exceed the Company's expectations.

GAMING INDUSTRY IS HIGHLY COMPETITIVE

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; parimutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The casinos owned, managed and being developed by the Company compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Several large, well capitalized and experienced gaming operators have announced plans to enter the already highly competitive Mississippi Gulf Coast market. The Tunica Mississippi gaming market is also highly competitive. The Company also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of the Company have more personnel and greater financial and other resources than the Company. Such competition in the gaming industry could adversely affect the Company's ability to attract customers and thus, adversely affect its operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect the Company's business by diverting its customers to competitors in such jurisdictions.

HIGHLY REGULATED INDUSTRY

     The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

MANAGEMENT CONTRACTS OF LIMITED DURATION

     The Company cannot have an ownership interest in any casino it manages for Indian tribes. The management contracts for the various Indian-owned casinos that the Company manages for Indian tribes generally have a term of seven years. The management contracts for Grand Casino Mille Lacs and for Grand Casino Hinckley expire April 2, 1998 and May 15, 1999, respectively, and the management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that any of these agreements or any other management contract will he renewed upon expiration or approved by the National Indian Gaming Commission ("NIGC") upon any such review. The failure to renew the Company's management contracts would result in the loss of revenues to the Company derived from such contracts, which would have an adverse effect on the Company's results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November, 1992 by the Secretary of the Interior. Each compact expires in November, 1999 and will automatically renew for an additional seven year terms unless either the tribe or the State of Louisiana delivers to the other prior written notice of non-renewal. The Company's management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, legal gaming will not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the tribes.

MANAGEMENT CONTRACTS SUBJECT TO GOVERNMENTAL MODIFICATION

     NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. While the Company believes that its management contracts meet the requirements of the Indian Gaming Regulatory Act (the "IGRA"), NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on the Company. In addition, the Company has made loans to Indian tribes in excess of the loan ceilings set forth in each of the Indian management contracts. Under certain circumstances, these loans may not be enforceable by the Company.

LIMITED RECOURSE AGAINST TRIBAL ASSETS

     The Company has made, and will make, substantial loans to tribes for the construction, development, equipment and operations of casinos managed by the Company. The Company's only recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from casino operations. The Company has subordinated, and may in the future subordinate, the repayment of the Company's loans to a tribe and other distributions due to the Company from a tribe in favor of other obligations of the tribe related to the casino operations. Accordingly, in the event of a default by a tribe, the Company's loans and other claims against the tribe will not be repaid until such default has been cured or the tribe's senior casino-related creditors have been repaid in full.

GRAND CASINO GULFPORT -- POTENTIAL EARLY TERMINATION OF LEASE

     On May 21, 1992, the Company entered into a lease (the "Port Lease") with the Mississippi State Port Authority (the "Authority") for the Grand Casino Gulfport mooring site and adjoining land for five years with renewal options totaling 45 years. The Authority has the option to cancel the Port Lease at any time upon 12 months' written notice if the Authority expands its own facilities to handle expanded shipping and related commerce activities. The Authority's liability to Grand Casino Gulfport upon such cancellation is limited to the depreciated value of the leased property (which does not include the casino). Although the Company does not believe that the Authority will exercise its option to cancel the Port Lease, any such cancellation would require the Company to find substitute property suitable for mooring Grand Casino Gulfport, which, if not then available on terms acceptable to the Company, would cause Grand Casino Gulfport to cease operations. In addition, all mooring sites would need to be approved by the Mississippi Gaming Commission.

SEVERE WEATHER CONDITIONS ON THE GULF COAST; RISK OF FLOODING AT GRAND CASINO TUNICA

     Grand Casino Gulfport and Grand Casino Biloxi are constructed on barges located adjacent to Gulf-front property and are subject to the risk of severe weather, including high winds, water action and hurricanes. In the event of severe weather, the Company has plans to securely moor the barges to their mooring sites. The Company also maintains insurance policies that contain casualty cost and certain business interruption coverage for casualties resulting from severe weather, including hurricanes. However, a hurricane or other severe weather could cause significant physical damage to Grand Casinos Gulfport and Biloxi and, for a period of time, reduce the number of people traveling to the Gulf Coast, either of which could have a material adverse effect on the Company.

     Certain improvements at Grand Casino Tunica, including one of its hotels and certain of the parking lots adjacent to the Grand Casino Tunica are located on the river side of a levee. The parking lots are graded to approximately the 25-year flood plain, which means that, statistically, such grade level floods at least once during every 25-year period. Flooding may disrupt the casino operations and other amenities at Grand Casino Tunica and any such disruptions could have a material adverse effect on the Company.

PENDING LITIGATION

     The Company and certain of its directors and officers are defendants in several lawsuits related to the Company's investment in Stratosphere Corporation. The Company has not maintained directors' and officers' insurance. Under Minnesota corporate law, the Company is required, subject to certain limitations and exclusions, to indemnify its officers and directors. Accordingly, the Company will bear the cost of defending itself and its directors and officers in these matters and may be obligated to indemnify its officers and directors for any settlement or judgment of such matters. Although these lawsuits are in their early stages and the Company believes they are without merit and plans to vigorously defend itself, there can be no assurance that the costs of defense and any indemnifiable settlement or judgment will not have an adverse effect on the Company.

ITEM 2. PROPERTIES

     The Company leases approximately 30,000 square feet of office space in Minneapolis, Minnesota for its former corporate offices at an annual rent of approximately $187,000 plus a pro rata share of building operating costs. The lease terminates on September 30, 1998. The Company subleases approximately 60 percent of the office space to New Horizon Enterprises, Inc. and approximately 40 percent to Game Financial Corporation. The subleases provide that each subtenant is required to pay its proportionate share of amounts due under the lease.

     The Company has entered into a lease agreement dated February 1, 1996 for its current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996 and the annual base rent is $768,300 plus building operating costs.

     Mississippi Gulfcoast

     Gulfport

     On May 21, 1992, the Company entered into a lease (as amended the "Port Lease") with the Mississippi State Port Authority (the "Authority") for the Grand Casino Gulfport mooring site and approximately 14 acres of adjoining land (the Port Site ). The Company assigned the Port Lease to Grand Casino Gulfport. The initial term of the Port Lease is five years subject to renewal for three additional five-year terms and three additional ten-year terms. The Company constructed a 400-room hotel on the Port Site which opened in October 1995. The Company is obligated to complete construction of an Exhibit Hall/Convention Support Complex by May 1, 1998. The annual base rent under the Port Lease ranges from $800,000 to $1,200,000 throughout the lease term. The Port Lease also requires Grand Casino Gulfport to pay the Authority 5% of Grand Casino Gulfport's gross gaming revenues, as defined in the Mississippi Gaming Control Act, in excess of $25.0 million each year, plus 3% of all nongaming revenues. Grand Casino Gulfport granted a leasehold deed of trust on the Port Lease to the trustee for the benefit of the holders of the $450 million principal amount of debt securities that were issued by the Company in November 1995 (the "First Mortgage Notes") as security for the First Mortgage Notes.

     The Port Lease requires Grand Casino Gulfport to develop and maintain barge mooring facilities, parking and associated facilities on the leased property. These improvements and the Grand Casino Gulfport hotel (not including the casino) will become the property of the Authority upon lease termination. Grand Casino Gulfport replaced and relocated commercial piers located within the leased area, and constructed on Authority land a road to the relocated commercial piers, parking facilities, and a harbormaster's office. The Authority may expand the port facilities as it deems reasonably necessary to accommodate the gaming operations of Grand Casino Gulfport and its competitors operating in the State Port, with the cost to be borne by Grand Casino Gulfport and any of its competitors operating in the State Port on a pro rata basis.

     Grand Casino Gulfport owns, and is acquiring additional land across U.S. Highway 90. A portion of this land initially will be used for casino parking, and in the future may be used by Grand Casino Gulfport for casino-related development, which may include hotels, entertainment or convention facilities or office space.

     Biloxi

     On June 23, 1992, Grand Casino Biloxi entered into a 99-year ground lease (the "Biloxi Lease") of the Grand Casino Biloxi mooring site and approximately 17 acres of adjoining land (the "Biloxi Property"). The leased property includes 1,200 lineal feet of Gulf frontage, eleven acres adjacent to the frontage and six acres located directly across U.S. Highway 90 from the frontage property. The Company constructed a 500-room hotel on the Biloxi Property which opened in April 1995. The Biloxi Lease as amended on November 9, 1992 provides for base rent of $2.5 million per year, which will be increased in proportion to increases in the consumer price index every ten years. In addition, Grand Casino Biloxi has agreed to pay the lessor 5% of Grand Casino Biloxi's gross gaming revenues, as defined in the Mississippi Gaming Control Act, in excess of $50.0 million per year (the "Percentage Rent"), plus 10% of the net profits per year from any activities on the leased premises that are not related to gaming, hotel, parking, dining or liquor operations. Grand Casino Biloxi granted a leasehold deed of trust on the Biloxi Lease to the trustee for the benefit of the holders of the First Mortgage Notes as security for the First Mortgage Notes. Grand Casino Biloxi has entered into a 15-year lease (the "Submerged Land Lease") with the State of Mississippi for the submerged land adjacent to Grand Casino Biloxi. Grand Casino Biloxi has also granted a leasehold deed of trust on the submerged land to the trustee for the benefit of the holders of the First Mortgage Notes as security for the First Mortgage Notes. The Company has the option to extend the Submerged Land Lease for five years after the expiration of the initial 15-year term. The Submerged Land Lease provides for rent of $405,000 during the first year of its term and annual increases of $73,750, subject to adjustment as provided for by Mississippi law.

     Grand Casino Biloxi may terminate the Biloxi Lease at any time after destruction of the improvements on the leased premises, by paying one-half of the annual base rent in effect at the time of termination.

     Tunica County

     In connection with the development of Grand Casino Tunica, the Company owns approximately 2,000 acres located in northernmost Tunica County, Mississippi. Buck Lake, on which the casino is moored, is an approximately 60 acre oxbow lake formed from the Mississippi River.

     The Company has also leased from the Board of Levee Commissioners for the Yazoo-Mississippi Delta (the "Levee Board") approximately 55 acres between Buck Lake and the mainline Mississippi river levee on which the Company has constructed its port facilities. In addition, the Levee Board has agreed, pursuant to the lease with the Company, that it will not lease any land that it owns along Buck Lake to others in competition with the Company. Because of its ownership of land surrounding Buck Lake and its lease with the Levee Board, the Company believes it has the exclusive right to develop casino facilities on Buck Lake. The Company pays rent of $2.58 million per year, increasing each year in proportion to the increases in the Consumer Price Index. The term of the lease is, initially, for six years, with nine six-year renewal options, for a total of 60 years. The Company has the right, during the initial term only and at no cost, to terminate the lease at any time after June 30, 1996. Thereafter, once the Company has exercised an option to renew for a six-year term, the Company will have no termination rights during such renewal term. Beginning rent in any renewal term shall be the greater of (i) the rent based on increases in the Consumer Price Index during the prior term, or (ii) 130% of the beginning rent for the prior six-year term. In addition, the Levee Board agreed in the lease to grant to the Company necessary crossing permits, to cooperate with the Company in obtaining any additional development approvals, and not to lease other land on Buck Lake to others for use in competition with the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company beneficially owns approximately 42% of Stratosphere Corporation ("Stratosphere"). Stratosphere and Stratosphere Gaming Corp. ("SGC"), a wholly-owned subsidiary of Stratosphere, filed voluntary petitions on January 27, 1997 for Chapter 11 reorganization pursuant to the United States Bankruptcy Code. Stratosphere and SGC are acting as debtors-in-possession on behalf of their respective bankruptcy estates and are authorized as such to operate their business subject to bankruptcy court supervision.

STRATOSPHERE SHAREHOLDERS LITIGATION -- FEDERAL COURT

     Michael Ceasar, et al v. Stratosphere Corporation, et al was filed on August 5, 1996 in the United States District Court for the District of Nevada. The Ceasar Lawsuit involves claims against Stratosphere Corporation, the Company, Bob Stupak (a former officer and director of Stratosphere), David R. Wirshing (a former officer and director of Stratosphere), Lyle A. Berman (an officer and director of the Company and an officer and director of Stratosphere), Thomas A. Lettero (an officer of Stratosphere), Andrew S. Blumen (an officer and director of Stratosphere), Bob Stupak Enterprises and Thomas G. Bell (a director of Stratosphere). The complaint in the Ceasar Lawsuit purports to seek relief on behalf of a class of plaintiffs who purchased Stratosphere common stock during the period from December 19, 1995 through and including

July 22, 1996. That complaint alleges that the defendants made misrepresentations and engaged in other wrongdoing.

     In August, September and October 1996, eight additional complaints were filed purportedly on behalf of Stratosphere shareholders in the United States District Court for the District of Nevada against the defendants in the Ceasar Lawsuit (and in one instance also against Stanley Taube -- an officer and director of the Company and a director of Stratosphere) alleging, in a manner nearly identical to the complaint in the Ceasar Lawsuit, that the defendants made misrepresentations and engaged in other wrongdoing. On January 15, 1997, the Court ordered these eight additional lawsuits to be consolidated with the Ceaser Lawsuit under the caption "In re Stratosphere Corporation Securities Litigation."

     On February 14, 1997, plaintiffs filed a Consolidated and Amended Class Action Complaint naming as defendants the Company, Bob Stupak, Lyle A. Berman, Stanley M. Taube, David R. Wirshing, Thomas A. Lettero, Andrew S. Blumen, Thomas
G. Ben, Bob Stupak Enterprises, BT Securities Corporation and Montgomery Securities, Inc. The Consolidated and Amended Class Action Complaint alleges causes of action under the federal securities laws and Nevada law for purported misrepresentations during the period between December 19, 1995 and July 26, 1996. On February 25, 1997, the Company, against individual defendants, filed a Motion to dismiss the Complaint. The Court has scheduled a hearing on that Motion on April 25, 1997. Discovery and other proceedings have been stayed pending the Court's ruling on that Motion.

STRATOSPHERE SHAREHOLDERS LITIGATION -- NEVADA STATE COURT

     On August 16, 1996, a complaint was filed in the District Court for Clark County, Nevada (Victor M. Opitz, et al. v. Robert E. Stupak, et al.) against Robert E. Stupak (a former officer and director of Stratosphere), Lyle A. Berman (an officer and director of the Company and an officer and director of Stratosphere), Patrick R. Cruzen (a former officer and director of Stratosphere), Timothy J. Cope (an officer of the Company) and Stanley M. Taube (an officer and director of the Company and a director of Stratosphere). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased Stratosphere common stock during the period from December 19, 1995 through July 22, 1996. The complaint alleges that the defendants made representations and engaged in other wrongdoing.

GRAND CASINOS, INC. SHAREHOLDERS LITIGATION

     In re Grand Casinos, Inc. Securities Litigation was filed in the United States District Court for the District of Minnesota against the Company, Lyle A. Berman (an officer and director of the Company), Patrick R. Cruzen (a former officer and director of the Company), Timothy J. Cope (an officer of the Company) and Stanley M. Taube (an officer and director of the Company). In re Grand Casinos, Inc. Securities Litigation constitutes a consolidation of two previously filed complaints initiated by individual shareholders. The consolidated complaint purports to seek relief on behalf of two classes of plaintiffs. The first class consists of individuals who purchased common stock of the Company during the period from December 19, 1995 through July 22, 1996. The second class consists of individuals who purchased common stock of the Company during the period from February 14, 1996 through February 22, 1996. The complaint alleges that the defendants violated Federal securities laws by making misrepresentations and engaging in proscribed trading activity. The defendants have filed a motion to dismiss the lawsuit, which motion is currently pending. Discovery and other proceedings have been stayed pending the Court's ruling on that Motion.

DERIVATIVE LITIGATION

     On February 6, 1997, certain current and former directors and officers of the Company were served with a complaint in the District Court for Hennepin County, Minnesota (Lloyd Drilling et al. v. Lyle Berman, et al.). The complaint purports to seek relief on behalf of the Company against Lyle Berman, Patrick Cruzen, Timothy Cope, Stanley Taube, David Anderson, Morris Goldfarb, Ronald Kramer, and David Rogers. The complaint alleges the defendants breached their respective fiduciary duties and, in the case of defendants Berman, Cruzen, Cope and Taube, were also unjustly enriched as a result of certain trading activity. The

Company has, pursuant to the Minnesota Business Corporation Act, approved a special committee to investigate whether it is in the best interests of the Company to bring such an action against the Defendants.

COHEN LITIGATION -- FEDERAL ACTION

     On April 3, 1994, a complaint was filed in the United States District Court for the District of Nevada (Harvey Cohen, et al. v. Stratosphere Corporation, et al.) against Grand Casinos Resorts, Inc. ("Resorts"), a wholly owned subsidiary of the Company, Mr. Stupak, Lyle Berman, Stratosphere Corporation ("Stratosphere") and others. By Order filed April 10, 1995, the district court dismissed the federal securities law claims with prejudice and dismissed the common law claims without prejudice. On May 3, 1995, the plaintiffs filed a notice of appeal of the district court Order's with the United States Court of Appeals for the Ninth Circuit. The complaint purported to seek relief in connection with the Stratosphere initial public offering (the "IPO"), each consisting of one share of Common Stock and one warrant, on behalf of two classes of plaintiffs for unspecified monetary damages. The complaint alleged that the defendants made misrepresentations, breached a contract and engaged in other wrongdoing in connection with the IPO, so that the defendants and their affiliates, associates and friends could, while avoiding all economic risk, purchase IPO units in the IPO rather than one plaintiff class, and that this alleged conduct caused a second dealer class to lose out on other profits it allegedly deserved. The Company believes that the claims made in the complaint are without merit and have asked the Court of Appeals to affirm the district court's dismissal order.

COHEN LITIGATION -- STATE ACTION

     On or about August 29, 1995, a complaint was filed in the District Court, Clark County, Nevada (Harvey J. Cohen, et al. vs. Stratosphere Corporation, et al.) against Resorts, Mr. Stupak, Lyle Berman, Stratosphere and others. The complaint purports to represent a class of plaintiffs and seeks relief for misrepresentation, breach of contract and tortious interference with contract regarding the IPO. The Company believes that the claims made in the complaint are without merit and plans to vigorously defend against such claims.

SLOT MACHINE LITIGATION

     The Company and more than 40 other major casino operators, as well as various manufacturers and distributors of video poker and electronic slot machines, have been named as defendants in an action originally filed in the United States District Court for the Middle District of Florida, Orlando Division, entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al, Case No. 39-478-CIV-ORL-22, filed on April 26, 1994. This action was consolidated with another subsequently filed action in that court entitled William Ahearn, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc. et al., Case No. 94-532-CIV-ORL-22 (the "Actions" or collectively, the "Poulos/Ahearn Case"). Both Actions were brought under RICO and state common law and seek compensatory and punitive damages in excess of $1 billion from the defendants. The complaints allege that the defendants took part in a scheme intended to induce people to play video poker and electronic slot machines based on false beliefs concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The precise nature of the Company's alleged role in the alleged fraud and conspiracy to defraud is not discernible from the complaints.

     On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case numbers are CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. In an order entered April 17, 1996, United States District Court Judge Lloyd D. George granted the defendants' motions and dismissed the complaint without prejudice. By order dated August 17, 1996, the Poulos/Ahearn case was transferred to Judge David Ezra and assigned the new Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE. By order entered December 30, 1994, the Court stayed all discovery. The plaintiffs filed a motion on July 12, 1996, seeking to lift the stay of discovery and seeking leave to add additional defendants.

     On September 26, 1995, an action entitled Larry Schreier, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al, Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") was commenced in the United States District Court for the District of Nevada. The case was thereafter transferred to Judge Lloyd D. George and assigned the Case No. CV-S-95-00923-LDG(RJJ). The Schreier Case is identical to the Poulos/Ahearn Case in all material respects, except that the named plaintiff purports to represent a smaller and more precisely defined class of persons than the plaintiffs. The defendants (including the Company) have moved to dismiss the complaint on the same grounds as in the previously described Poulos/Ahearn Case, as well as on the ground that this case was filed for an improper purpose, an attempt to circumvent prior rulings of the Court in the Poulos/Ahearn Case. On August 15, 1996, District Judge Lloyd D. George granted the motion to dismiss, without prejudice. An amended complaint containing the same principal allegations was filed on September 30, 1996. The defendants (including the Company) have filed motions to dismiss the amended complaint for failure to state a claim and on other grounds. The Plaintiff has opposed these motions.

     On December 13, 1996, a status conference was held in the Poulos/Ahearn Case before Judge Ezra, who entered the following orders:

     A. The Poulos/Ahearn Case and Schreier Case will be consolidated, as shall the action entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated vs. Ambassador Cruise Lines, Inc., et al., Case No. CV-S-95-936 LDG(RLH) (the "Cruise Ship Case"). The allegations in the Cruise Ship Case are nearly identical to those made in the Poulos/Ahearn Case and Schreier Case, and are made against a group of defendants consisting of several manufacturers and distributors of gaming devices, as well as numerous cruise ship operators and companies which operate cruise ship casinos.)

     B. The plaintiffs shall by February 14, 1997, file one consolidated complaint in the three cases, and this has been done.

     C. All pending motions in the three cases are deemed withdrawn without prejudice.

     D. The Defendants shall appoint a steering committee.

     E. The Defendants shall, to the extent possible, file consolidated pleadings in response to the consolidated complaint.

     F. By February 14, 1997, the parties shall file a case management order. A proposed case management order was filed on February 21, 1997.

PAYNE LITIGATION

     On March 27, 1996, a purported consumer class action entitled Payne, et. al. v. Aztar Corporation, et. al., Case No. 00698592 (the "Payne Case"), was filed in the state Superior Court in San Diego, California naming as defendants the Company and several other entities whom plaintiffs allege are casino owners or operators. Plaintiffs purport to bring the action on behalf of a class consisting of all persons in California who have played video poker machines owned or operated by defendants. Plaintiffs allege that defendants have engaged in a course of fraudulent and misleading conduct intended to induce plaintiffs to play video poker machines based on a false belief conveyed by defendants concerning how such machines operate and that such conduct violates various provisions of the California Business and Professions Code and the so-called Consumer Legal Remedies Act. Plaintiffs seek unspecified compensatory and punitive damages, disgorgement and other equitable remedies and attorney's fees and other costs. Defendants removed the action to the United States District Court for the Southern District of California in San Diego, Case No. 96-905-J(CGA), and filed various motions to dismiss and or transfer the action to the United States District Court for the District of Nevada where the Poulos/Ahearn Case and the Schreier Case are pending. Plaintiff's attorneys in the Payne Case include attorneys who represent the plaintiffs in the Poulos/Ahearn Case and the Schreier Case. Plaintiffs filed a motion to have the case remanded to state court contending that the federal court lacks subject matter jurisdiction over the case. That motion was granted and the case has been returned to state court. The Company and the other defendants have filed motions in the state court challenging the state court's jurisdiction over the case and seeking its dismissal. A motion to stay the entire case until the related cases in Nevada are resolved has been filed. Plaintiffs have served defendants with written discovery requests; however, a stipulation is in effect to stay discovery until the motion to stay the entire case is heard. There is currently no trial date. In March 1997, the state court ordered the plaintiffs to file an amended complaint stating the specific manner by which the plaintiffs claim the defendants violated California law.

HYLAND LITIGATION

     An amended complaint in a purported class action lawsuit was filed on August 23, 1995 in the United States District Court for the District of New Jersey, Camden Division, against 79 named defendants, including the Company and other casino operators. The complaint, filed on behalf of Thomas Hyland and other persons similarly situated, alleges that the defendants have engaged in a course of conduct involving conspiracy among casinos in the United States to refuse to deal to skilled blackjack players who are capable of winning money at the casinos blackjack tables in violation of various statutory provisions including the Sherman Act, the Fair Credit Reporting Act and various state antitrust and consumer fraud laws. The complaint also asserts pendant causes of action under the tort and contract laws of states where it is alleged that refusal to deal to skilled players is illegal. The complaint seeks recovery of any compensatory damages determined to have been sustained as a result of the alleged violations as well as exemplary damages, including treble damages for alleged violations of the Sherman Act. The Company has submitted a motion to dismiss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     LYLE BERMAN, age 55, has been the Chief Executive Officer and the Chairman of the Board of Directors of the Company since October 1991. Mr. Berman is also a director of G-III Apparel Group Ltd ("G-III"), Innovative Gaming Corporation of America ("IGCA"), New Horizon Kids Quest, Inc. ("Kids Quest"), Stratosphere Corporation ("Stratosphere") and Wilsons The Leather Experts Inc. ("Wilsons"). Mr. Berman is Chairman of the Board and Chief Executive Officer of Rainforest Cafe, Inc. ("Rainforest"). Mr. Berman has been Chairman of the Board of Stratosphere since July 1996. From July 1994 through October 1996, Mr. Berman served as Stratosphere's Chief Executive Officer. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

     THOMAS J. BROSIG, age 47, has been President and a director of the Company since September, 1996. Mr. Brosig was Executive Vice President of the Company from August 1994 through September, 1996 and President of the Company from May 1993 through August 1994. Mr. Brosig also served as the Company's Chief Operating Officer from October 1991 to May 1993 and as the Company's Chief Financial Officer from its inception to January 1992. Mr. Brosig is a director of G-III and Wilsons.

     STANLEY M. TAUBE, age 60, has been a director and Executive Vice President of the Company since its inception. S. M. Taube & Co., Inc. ("SMT"), which is controlled by Mr. Taube, rendered consulting services from October 1991 through November 1992 to the Company with respect to the development of new Indian gaming opportunities. Mr. Taube is also a director of IGCA, Kids Quest and Stratosphere.

     TIMOTHY J. COPE, age 45, has been the Chief Financial Officer of the Company since January 20, 1994 and an Executive Vice President since February 24, 1997. Mr. Cope was the Company's Vice President -- Finance from August 1993 through January 1994. From May 1986 through August 1992, Mr. Cope was the vice president -- finance and administration of Bally's Grand, Reno and after the sale of Bally's Grand, Reno to the Hilton Corporation in August 1992 served as the vice president-finance of The Reno Hilton until August 1993. From January 1984 through May 1986, Mr. Cope was the vice president of finance of MGM Grand Reno.

     JOSEPH GALVIN, age 57, has been the Chief Administrative Officer of the Company since November, 1996. From 1990 to November 1996, Mr. Galvin served as Vice President of Security. From 1978 to 1990, Mr. Galvin was employed as a vice president of Charmal Home Center/W.R. Grace.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pages 35 and 37 of the Company's Annual Report to Shareholders for the year ended December 29, 1996, are incorporated herein by reference.

     The Company has never paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. The Indenture between the Company and Firstar Bank Minnesota, N.A., f/k/a American Bank National Association, relating to the First Mortgage Notes restricts the payment of dividends by the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Pages 1 and 35 of the Company's Annual Report to Shareholders for the year ended December 29, 1996, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 11 through 16 of the Company's Annual Report to Shareholders for the year ended December 29, 1996, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Pages 17 through 36 of the Company's Annual Report to Shareholders for the year ended December 29, 1996, are incorporated herein by reference.

     "Financial Statement -- Schedules" -- Stratosphere Corporation and
Subsidiary

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" in the Company's 1997 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 29, 1996 and forwarded to stockholders prior to the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information in the 1997 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Director Compensation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1997 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 1997 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

     Data is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 29, 1996. With the exception of the information specifically incorporated herein by reference, the Annual Report to Shareholders for the fiscal year ended December 29, 1996 is not to be deemed "filed" as part of the Annual Report on Form 10-K.

                                                                           PAGE
                                                                           ----
GRAND CASINOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995.. 17*
Consolidated Statements of Earnings for the fiscal years ended December 29,
  1996, December 31, 1995 and January 1, 1995.............................. 18*
Consolidated Statements of Shareholders' Equity for the fiscal years ended
  December 29, 1996, December 31, 1995 and January 1, 1995................. 19*
Consolidated Statements of Cash Flows for the fiscal years ended December
  29, 1996, December 31, 1995, and January 1, 1995......................... 20*
Notes to Consolidated Financial Statements................................. 21*
Report of Independent Public Accountants -- Arthur Andersen  LLP........... 36*
Independent Auditors' Report -- KPMG Peat Marwick LLP...................... 34

STRATOSPHERE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995.. **
Consolidated Statements of Operations for the fiscal years ended December
  29, 1996, December 31, 1995, and December 31, 1994,
Consolidated Statements of Stockholders' Equity for the period from
  January 1, 1994 to December 29, 1996..................................... **
Consolidated Statements of Cash Flows for the fiscal years ended December
  29, 1996, December 31, 1995 and December 31, 1994........................ **
Notes to Consolidated Financial Statements................................. **
Report of Independent Public Accountants -- Arthur Andersen LLP............ **
Independent Auditors' Report -- KPMG Peat Marwick LLP...................... **

-------------------------
 * Refers to page of Annual Report to Shareholders for the year ended December 29, 1996, a copy of which is included as Exhibit 13 to this report.

** Date is incorporated by reference from Exhibit 99 to this report.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Grand Casinos, Inc.:

We have audited the accompanying consolidated statements of earnings, shareholders' equity, and cash flows of Grand Casinos, Inc. and subsidiaries for the fiscal year ended January 1, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Grand Casinos, Inc. and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 1, 1995, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 8, 1995, except as to the second paragraph of Note 15 as to which the date is March 9, 1995

     (a)(3)  Exhibits

     2.1 Agreement and Plan of Merger dated as of August 31, 1995 by and among Grand Casinos, Inc., Grand Gaming Corporation of America and GCA Acquisition Subsidiary, Inc. (Incorporated herein by reference to Annex A to the Company's Joint Proxy Statement filed as part of the Company's Registration Statement on Form S-4, as amended, File No. 33-97028)
     2.2 Agreement and Plan of Merger dated as of August 31, 1995, by and among Grand Casinos, Inc., Grand Gaming Corporation and GCC Acquisition Subsidiary, Inc. (Incorporated herein by reference to Annex B to the Company's Joint Proxy Statement filed as part of the Company's Registration Statement on Form S-4, as amended, File No. 33-97028)
     3.1 Second Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3A to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
     3.2 First Amended and Restated Bylaws of the Company. (Incorporated herein by reference to Exhibit 3B to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
     4.1 Indenture dated as of November 30, 1995 by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc.-Gulfport, Grand Casinos of Mississippi, Inc. -- Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi South Hotel Corporation, GCI Biloxi Hotel Acquisition Corporation, GCI Gulfport South Hotel Corporation, GCI Gulfport Hotel Acquisition Corporation, Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary, Inc., BL Development Corp. and American Bank National Association. (Incorporated herein by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
     4.2 First Amendment to Indenture dated as of May 10, 1996 by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc.-Gulfport, Grand Casinos of Mississippi, Inc. -- Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi South Hotel Corporation, GCI Biloxi Hotel Acquisition Corporation, GCI Gulfport South Hotel Corporation, GCI Gulfport Hotel Acquisition Corporation, Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary, Inc., BL Development Corp. and American Bank National Association.
    10.1 Amended and Restated Management & Building Improvement Agreement Between the Corporate Commission of the Mille Lacs Band of Ojibwe Indians and Mille Lacs Gaming Corporation, dated as of September 10, 1990 (Grand Casino Mille Lacs). (Incorporated herein by reference to Exhibit 10D to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
    10.2 Amended and Restated Management & Construction Agreement Between the Corporate Commission of the Mille Lacs Band of Ojibwe Indians and Mille Lacs Gaming Corporation -- Hinckley operations, dated as of September 10, 1990 (Grand Casino Hinckley). (Incorporated herein by reference to Exhibit 10H to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
    10.3 Employment Separation Agreement dated September 9, 1996 by and between Patrick R. Cruzen and the Company
    10.4 Employment Agreement between Grand Casinos, Inc. and Lyle Berman, dated July 31, 1991.* (Incorporated herein by reference to Exhibit 10Q to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)

    10.5 Management and Consultant Incentive Compensation Pool Agreement between Grand Casinos, Inc. and Lyle Berman, S. M. Taube & Co., Inc. and David W. Anderson, dated July 31, 1991.* (Incorporated herein by reference to Exhibit 10S to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
    10.6 1991 Stock Option and Compensation Plan.* (Incorporated herein by reference to Exhibit 10X to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
    10.7 Amended and Restated Management & Construction Agreement, Loan Agreement, Promissory Note, and Security Agreement between the Tunica-Biloxi Tribe of Louisiana and Grand Casinos of Louisiana, Inc. -- Tunica-Biloxi, dated November 1, 1991. (Incorporated herein by reference to Exhibit 10BB to the Company's Registration Statement on Form S-1, as amended, File No. 33-46798.)
    10.8 Amended and Restated Management & Construction Agreement, Loan Agreement, Promissory Note, and Security Agreement between the Coushatta Tribe of Louisiana and Grand Casinos of Louisiana, Inc. -- Coushatta, dated February 25, 1992. (Incorporated herein by reference to Exhibit 10CC to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
    10.9 Lease Agreement between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport, as lessor, and Grand Casinos, Inc., as lessee, dated as of May 20, 1992. (Incorporated herein by reference to Exhibit 10VV to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)
    10.10 Ground Lease between Mavar, Inc., a Mississippi Corporation, as lessor and Grand Casinos of Mississippi, Inc., a Minnesota corporation, as lessee, dated as of June 23, 1992. (Incorporated herein by reference to Exhibit 10XX to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)
    10.11 Amendment No. 1 to the 1991 Stock Option and Compensation Plan.* (Incorporated herein by reference to Exhibit 10AAA to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)
    10.12 First Amendment to Management and Consultant Incentive Compensation Pool Agreement, dated October 31, 1992.* (Incorporated herein by reference to Exhibit 10CCC to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)
    10.13 Fifth Lease Amendment between the State of Mississippi through its duly authorized agencies. The Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Grand Casinos of Mississippi, Inc. dated July 8, 1996.
    10.14 First Amendment to Employment Agreement between Grand Casinos, Inc. and Lyle Berman, dated October 31, 1992.* (Incorporated herein by reference to Exhibit 10EEE to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)
    10.15    Employment Agreement between Grand Casinos, Inc. and Stanley
             M. Taube, dated October 31, 1992.* (Incorporated herein by reference to Exhibit 10FFF to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)
    10.16 Termination of Management Consulting Agreement between Grand Casinos, Inc. and S. M. Taube & Co., Inc. dated October 31, 1992.* (Incorporated herein by reference to Exhibit 10GGG to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)
    10.17 First Amendment to Ground Lease with Mavar, Inc. and Grand Casinos, Inc., dated November 9, 1992. (Incorporated herein by reference to Exhibit 10MMM to the Company's Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565).)

    10.18 Application for Standard Lease of Public Trust Tidelands, dated December 7, 1992. (Incorporated herein by reference to Exhibit 10NNN to the Company's Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565).)
    10.19 Second Lease Amendment with consent to Assignment between the State of Mississippi and Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565).)
    10.20 Second Amendment to Lease Agreement dated as of February 1, 1993 between Mavar, Inc. and Grand Casinos of Mississippi, Inc. -- Biloxi. (Incorporated herein by reference to Exhibit
             10.10 to the Company's Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565).)
    10.21 Public Trust Tidelands lease dated January 28, 1993 by and between the Secretary of State of the State of Mississippi, on behalf of the State of Mississippi and Grand Casinos of Mississippi, Inc. -- Biloxi. (Incorporated herein by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565).)
    10.22 Agreement among the Company, Bob Stupak, Bob Stupak Enterprises, Inc. and Grand Casinos Resorts, Inc. dated November 15, 1993 and First and Second Amendments thereto dated December 22, 1993 and January 25, 1994. (Incorporated herein by reference to Exhibit 10.46 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.23 Letter Agreement dated as of June 1, 1994 between Stratosphere Corporation, Grand Casinos, Inc., Grand Casinos Resorts, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak. (Incorporated herein by reference to Exhibit 10.80 to the Company's Report on Form 10-Q for the quarter ended July 3, 1994 (File No. 0-19565).)
    10.24 Amendment to June 1, 1994 Letter Agreement dated November 16, 1994 between Stratosphere Corporation, Grand Casinos Resorts, Inc., Grand Casinos, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak. (Incorporated herein by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.25 Management and Development Agreement dated July 1, 1994, by and between Stratosphere Corporation and Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.26 Memorandum of Agreement dated as of February 16, 1995 by and among Stratosphere Corporation and Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.27 Standby Equity Commitment dated March 9, 1995 by and between Grand Casinos, Inc. and Stratosphere Corporation. (Incorporated herein by reference to Exhibit 10.51 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.28 Notes Completion Guarantee dated March 9, 1995 by and between Grand Casinos, Inc. and American Bank National Association. (Incorporated herein by reference to Exhibit
             10.52 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.29 Completion Guarantor Subordination Agreement dated March 9, 1995 between Grand Casinos, Inc. and American Bank National Association. (Incorporated herein by reference to Exhibit
             10.53 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.30 Management Agreement (Mille Lacs Facility) dated October 1, 1996 by and between The Corporate Commission of the Mille Lacs Band of Chippewa Indians and Mille Lacs Gaming Corporation.

    10.31 First Amendment to Port Authority Ground Lease dated as of December 14, 1992, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.32 Third Amendment to Port Authority Ground Lease dated as of February 9, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. -- Gulfport. (Incorporated herein by reference to Exhibit 10.32 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.33 Fourth Amendment to Port Authority Ground Lease dated as of June 3, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. -- Gulfport. (Incorporated herein by reference to Exhibit 10.33 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.34 Fifth Amendment to Port Authority Ground Lease dated as of November 30, 1995, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. -- Gulfport. (Incorporated herein by reference to Exhibit 10.34 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.35 Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. -- Gulfport and CHC/GCI Gulfport Limited Partnership dated as of April 1, 1994. (Incorporated herein by reference to Exhibit 10.35 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.36 First Amendment to Ground Sublease Agreement dated as February 3, 1995 by and between Grand Casinos of Mississippi, Inc. -- Gulfport and CHC/GCI Gulfport Limited Partnership. (Incorporated herein by reference to Exhibit
             10.36 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.37 Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. -- Biloxi and CHC/GCI Gulfport Limited Partnership dated as of September 1, 1994. (Incorporated herein by reference to Exhibit 10.37 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.38 First Amendment to Ground Sublease Agreement dated as of February 3, 1995 by and between Grand Casinos of Mississippi, Inc. -- Biloxi and CHC/GCI Biloxi Limited Partnership. (Incorporated herein by reference to Exhibit
             10.38 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.39 Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi Limited Partnership. (Incorporated herein by reference to Exhibit 10.39 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.40 First Amendment to Public Trust Tidelands Lease dated as of November 30, 1995 by and between the State of Mississippi and Grand Casinos Biloxi Theater, Inc. (Incorporated herein by reference to Exhibit 10.40 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.41 Memorandum of Lease dated as of January 20, 1995 by and between the Board of Levy Commissioners for the Yazoo-Mississippi Delta and BL Development Corp. (Incorporated herein by reference to Exhibit 10.41 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

    10.42 First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi Delta and BL Development Corp. (Incorporated herein by reference to Exhibit 10.42 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.43 Employment Agreement dated as of December 1, 1995, by and between Grand Casinos, Inc., and Stanley M. Taube. (Incorporated herein by reference to Exhibit 10.43 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.44 Participation Agreement dated as of May 10, 1996 among BL Development Corp., Grand Casinos, Inc., Hancock Bank. The Persons Listed on Schedule II, Bank of Scotland, First Interstate Bank of Nevada and Societe Generale, Credit Lyonnais, Los Angeles Branch, and BA Leasing & Capital Corporation (Incorporated herein by reference to Exhibit
             10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.45 Lease Agreement and Deed of Trust dated as of May 10, 1996 between Hancock Bank and BL Development Corp (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.46 Loan Agreement dated as of May 10, 1996 among Hancock Bank; BA Leasing & Capital Corporation; Bank of Scotland, First Interstate Bank of Nevada and Societe Generale; and Credit Lyonnais, Los Angeles Branch (Incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.47 Trust Agreement dated as of May 10, 1996 between BL Development Corp., as Guarantor, and Hancock Bank, as Trustee (Incorporated herein by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.48 Security Agreement and Assignment of Rents and Leases dated as of May 10, 1996 between Hancock Bank and BA Leasing & Capital Corporation (Incorporated herein by reference to
             Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.49 Construction Agency Agreement dated as of May 10, 1996 between Hancock Bank and BL Development Corp. (Incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.50 Guaranty dated as of May 10, 1996 of Grand Casinos, Inc. and its Subsidiaries in favor of The Beneficiaries Named (Incorporated herein by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended June 30,
             1996)
    10.51 Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of May 10, 1996 by and among BL Development Corp., Hancock Bank, James R. McIlwain and BA Leasing & Capital Corporation (Resort Hotel) (Incorporated herein by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.52 Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of May 10, 1996 by and among BL Development Corp., Hancock Bank, James R. McIlwain and BA Leasing & Capital Corporation (Barge Equipment) (Incorporated herein by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended June 30,
             1996)
    10.53 Third Preferred Mortgage by BL Development Corp. in favor of First Security Bank of Utah, National Association, as Trustee and Mortgagee for BA Leasing & Capital Corporation, as Agent. (Incorporated herein by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.54 Master Vessel Trust Agreement dated as of May 10, 1996 between BA Leasing & Capital Corporation, "Agent" and First Security Bank of Utah, N.A., "Vessel Trustee" (Incorporated herein by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)

    10.55    Ground Lease dated as of May 10, 1996 by and between BL
             Development Corp. and Hancock Bank (Incorporated herein by reference to Exhibit 10.12 to the Company's Report on Form 10-Q
             for the quarter ended June 30, 1996)
    10.56    Letter Agreement dated May 10, 1996 (Landlord Waiver and
             Consent) (Incorporated herein by reference to Exhibit 10.13 to the
             Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.57    Intercreditor Agreement dated as of May 10, 1996 among
             American Bank National Association First Security Bank of Utah,
             Grand Casinos, Inc., GCA Acquisition Subsidiary, Inc., and BA
             Leasing & Capital Corporation, and acknowledged and accepted by each of Grand Casinos Resorts, Inc., Grand Casinos of Mississippi,
             Inc. -- Gulfport, Grand Casinos of Mississippi, Inc. -- Biloxi,
             Grand Casinos Biloxi Theater, Inc., GCI Biloxi Hotel Acquisition
             Corporation, GCI Gulfport Hotel Acquisition Corporation, Mille
             Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. --
             Tunica-Biloxi, Grand Casinos of Louisiana, Inc. -- Coushatta, GCA,
             and BL Development Corp. (Incorporated herein by reference to
             Exhibit 10.14 to the Company's Report on Form 10-Q for the
             quarter ended June 30, 1996)
    10.58    Funding Agreement dated as of September 27, 1996 by and
             among Grand Casinos, Inc. and Stratosphere Corporation
             (Incorporated herein by reference to Exhibit 10.1 to the
             Company's Report on Form 10-Q for the quarter ended
             September 30, 1996)
    10.59    Letter Agreement dated as of September 27, 1996 by and among
             Grand Casinos, Inc., Stratosphere Corporation and
             Stratosphere Gaming Corp. (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the
             quarter ended September 30, 1996)
    10.60    Restructuring Agreement Regarding Pre-Negotiated Plan of
             Reorganization by and among Stratosphere Corporation, Stratosphere
             Gaming Corp. and Grand Casinos, Inc. and Member of AD Hoc
             Committee of holders of $203,000,000 of 14 1/4% First Mortgage
             Notes Due 2002. (Incorporated herein by reference to Exhibit 99.2 to Stratosphere Corporation's Form 8-K dated January 6, 1997)
    10.61    Fee Guidelines Agreement (Mille Lacs Facility) dated October
             1, 1996 by and between The Corporate Commission of the Mille Lacs
             Band of Ojibwe Indians and Mille Lacs Gaming Corporation.
    10.62    Management Agreement (Hinckley Facility) dated as of October
             1, 1996 by and between The Corporate Commission of the Mille Lacs
             Band of Chippewa Indians and Mille Lacs Gaming Corporation.
    10.63    Fee Guidelines Agreement (Hinckley Facility) effective as of
             October 1, 1996 by and between The Corporate Commission of the
             Mille Lacs Band of Ojibwe Indians and Mille Lacs Gaming
             Corporation.
    13       Annual Report to Shareholders for the fiscal year ended
             December 29, 1996.
    21       Subsidiaries of the Registrant.
    23.1     Consent of Arthur Andersen LLP.
    23.2     Consent of Arthur Andersen LLP.
    23.3     Consent of KPMG Peat Marwick LLP
    23.4     Consent of KPMG Peat Marwick LLP
    27       Financial Data Schedule
    99       Consolidated Financial Statements of Stratosphere Corporation

-------------------------
* Management Compensatory Plan or Arrangement.

     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fourth quarter ended December 29, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAND CASINOS, INC.
                                            Registrant

                                          By:      /s/ THOMAS J. BROSIG
                                          --------------------------------------
                                          Name:  Thomas J. Brosig
                                          Title: President

Date: March 28, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

                         NAME                                                   TITLE
                         ----                                                   -----
                    /s/ LYLE BERMAN                         Chief Executive Officer and Director
  ---------------------------------------------------       (Principal Executive Officer)
                      Lyle Berman

                 /s/ THOMAS J. BROSIG                       President and Director
  ---------------------------------------------------
                   Thomas J. Brosig

                 /s/ STANLEY M. TAUBE                       Executive Vice President and Director
  ---------------------------------------------------
                   Stanley M. Taube

                  /s/ MORRIS GOLDFARB                       Director
  ---------------------------------------------------
                    Morris Goldfarb

                  /s/ DAVID L. ROGERS                       Director
  ---------------------------------------------------
                    David L. Rogers

                   /s/ NEIL I. SELL                         Director
  ---------------------------------------------------
                     Neil I. Sell

                  /s/ JOEL N. WALLER                        Director
  ---------------------------------------------------
                    Joel N. Waller

                                                            Director
  ---------------------------------------------------
                     Ronald Kramer

                  /s/ TIMOTHY J. COPE                       Executive Vice President and
  ---------------------------------------------------       Chief Financial Officer
                    Timothy J. Cope                         (Principal Financial And Accounting Officer)