Form 10-Q
period 1997-03-30
GRAND CASINOS INC
filed 1997-05-14
CIK 878321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ____________________________

                                   FORM 10-Q


(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934


For  the quarterly period ended March 30, 1997
                                --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For  the transition period from                to
                                --------------    ---------------

                          Commission File No. 1-12962

                              GRAND CASINOS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)



               Minnesota                            41-1689535
               ---------                            ----------
      (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)            Identification No.)

           130 Cheshire Lane
         Minnetonka, Minnesota                        55305
         ---------------------                        -----
(Address of principal executive offices)           (Zip Code)

                                 (612) 449-9092
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                       No
         -----                        -----

As of May 12, 1997, there were 41,896,541 shares of Common Stock, $0.01 par value per share, outstanding.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------

                                     INDEX
                                     -----



                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------

PART I.   FINANCIAL INFORMATION
          ---------------------

          ITEM 1.      FINANCIAL STATEMENTS

                       Consolidated Balance Sheets as of                 3
                       March 30, 1997 and December 29, 1996

                       Consolidated Statements of Earnings               4
                       for the three months ended March 30, 1997
                       and March 31, 1996

                       Consolidated Statements of Cash Flows             5
                       for the three months ended March 30, 1997
                       and March 31, 1996

                       Notes to Consolidated Financial Statements        6

          ITEM 2.      MANAGEMENT'S DISCUSSION AND                      11
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION
          -----------------

          ITEM 1.      Legal Proceedings                                16

          ITEM 6.      Exhibits and Reports On Form 8-K                 22

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)


                                                            (UNAUDITED)
                                                          MARCH 30, 1997   DECEMBER 29, 1996*
---------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $  128,556          $  147,254
  Current installments of notes receivable                        5,777               7,792
  Accounts receivable                                            15,094              13,463
  Deferred income taxes                                          12,994               9,910
  Other current assets                                           18,779              15,335
-------------------------------------------------------------------------------------------
Total Current Assets                                            181,200             193,754
-------------------------------------------------------------------------------------------
Property and Equipment, Net                                     848,809             821,827
-------------------------------------------------------------------------------------------
Other Assets:
  Cash and cash equivalents-restricted                            9,450              10,276
  Securities available for sale                                  21,089              23,603
  Notes receivable-less current installments                     30,651              30,772
  Investments in unconsolidated affiliates                        8,713               8,823
  Debt issuance and deferred licensing costs-net                 21,969              22,851
  Other long-term assets                                         10,497              10,910
-------------------------------------------------------------------------------------------
Total Other Assets                                              102,369             107,235
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $1,132,378          $1,122,816
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade and construction                    $   14,201          $   20,002
  Current installments of long-term debt                          3,342               4,101
  Current installments of capital lease obligations              15,346              15,358
  Accrued interest                                               17,650               5,486
  Accrued payroll and related expenses                           21,918              23,418
  Other accrued expenses                                         25,796              31,542
-------------------------------------------------------------------------------------------
Total Current Liabilities                                        98,253              99,907
-------------------------------------------------------------------------------------------
Long-term Liabilities:
  Long-term debt-less current installments                      454,606             455,002
  Capital lease obligations-less current installments            52,915              56,740
  Deferred income taxes                                          73,615              71,494
-------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                     581,136             583,236
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               679,389             683,143
-------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
  Capital stock, $.01 par value; authorized 100,000 shares;
     common stock issued and outstanding 41,847 and 41,796
     at March 30, 1997 and December 29, 1996, respectively          418                 418
  Additional paid-in-capital                                    412,832             412,576
  Net unrealized gains (losses) on securities available
     for sale                                                      (163)              1,358
  Retained earnings                                              39,902              25,321
-------------------------------------------------------------------------------------------
Total Shareholders' Equity                                      452,989             439,673
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $1,132,378          $1,122,816
===========================================================================================


   * FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                    (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                        -----------------------------------
                                                        MARCH 30, 1997       MARCH 31, 1996
-------------------------------------------------------------------------------------------
REVENUES:
   Casino                                               $  108,680           $   74,303
   Hotel                                                     7,063                5,417
   Food and beverage                                        14,605                9,179
   Management fee income                                    19,054               18,692
   Retail and other income                                   2,937                2,370
-------------------------------------------------------------------------------------------
Gross Revenues                                             152,339              109,961
   Less:  Promotional allowances                           (10,169)              (6,125)
-------------------------------------------------------------------------------------------
NET REVENUES                                               142,170              103,836
-------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Casino                                                   38,480               24,372
   Hotel                                                     1,819                1,797
   Food and beverage                                         7,985                4,164
   Other operating expenses                                  3,061                2,889
   Depreciation and amortization                            11,551                6,507
   Lease expense                                             4,505                4,032
   Selling, general and administrative                      43,906               32,710
-------------------------------------------------------------------------------------------
       Total Costs and Expenses                            111,307               76,471
-------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                    30,863               27,365
-------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                           3,713                5,318
   Interest expense                                        (10,646)              (5,725)
   Equity in earnings (loss) of unconsolidated affiliates     (188)                 858
-------------------------------------------------------------------------------------------
       Total other income (expense), net                    (7,121)                 451
-------------------------------------------------------------------------------------------

Earnings before income taxes                                23,742               27,816
Provision for income taxes                                   9,161               10,169
-------------------------------------------------------------------------------------------

NET EARNINGS                                               $14,581              $17,647
===========================================================================================

EARNINGS PER COMMON SHARE                                  $  0.34              $  0.41
===========================================================================================

WEIGHTED AVERAGE COMMON SHARES AND COMMON
 STOCK EQUIVALENTS OUTSTANDING                              42,435               42,865
===========================================================================================

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                             THREE MONTHS ENDED
                                                                       --------------------------------
                                                                       MARCH 30, 1997    MARCH 31, 1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                         $   14,581        $   17,647
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                           11,551             6,507
   Equity in (earnings) loss of unconsolidated affiliates                     188              (858)
   Deferred income taxes                                                    1,250               616
   Write off project note receivables                                           -               989
   Changes in operating assets and liabilities:
      Other current assets                                                 (5,651)           (5,396)
      Accounts payable                                                     (5,801)            6,514
      Accrued expenses                                                      3,581            16,683
-------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                  19,699            42,702
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from repayment of notes receivable                               2,136             3,066
  Investment in and notes receivable from unconsolidated affiliates             -            (3,468)
  Payments for property and equipment                                     (36,813)          (86,936)
  (Increase) decrease in cash and equivalent-restricted and other             826              (586)
  (Increase) decrease in other long-term assets                               132              (318)
-------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                     (33,719)          (88,242)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock-net                                  256            12,663
  Debt issuance costs and deferred financing costs                             57              (223)
  Payments on long-term debt and capital lease obligations                 (4,991)           (3,607)
-------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                        (4,678)            8,833
-------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                 (18,698)          (36,707)
Cash and cash equivalents - beginning of period                           147,254           334,772
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  128,556        $  298,065
=======================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest - net of capitalized interest                              $      890        $        -
   Income taxes                                                        $   10,500        $        -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 30, 1997
                                 --------------
                                  (UNAUDITED)
                                  -----------




NOTE 1  UNAUDITED FINANCIAL STATEMENTS

        Grand Casinos, Inc. and Subsidiaries, collectively the Company, develop, construct, and manage land-based and dockside casinos and related hotel and entertainment facilities primarily in emerging gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast, and one dockside casino in Tunica County, Mississippi, and manages two Indian-owned casinos in Minnesota and two Indian-owned casinos in Louisiana. Related hotel and entertainment facilities at the Grand Casino Biloxi and Grand Casino Tunica projects are currently under construction and will open at various times. The Company owns approximately 42% of Stratosphere Corporation (Stratosphere), which owns and operates Stratosphere Tower, Casino & Hotel, an integrated casino/hotel and entertainment complex located at the north end of Las Vegas Boulevard South in Las Vegas, Nevada. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997. The Company and Stratosphere have filed a Joint Plan of Reorganization in Stratosphere's Chapter 11 proceeding.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------





NOTE 1  UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

        Operating results for the three months ended March 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

        The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.

NOTE 2  NEW ACCOUNTING PRONOUNCEMENT

        During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt Statement 128 in fiscal 1997 and anticipates it will not have a material impact on the financial position or the results of operations of the Company.

NOTE 3  PREOPENING EXPENSES

        Expenses incurred prior to opening of Company-owned facilities are capitalized and amortized to expense using the straight-line method over the six months following the opening of the respective facilities. These costs include direct payroll and other operating costs incurred prior to commencement of operations. Depreciation and amortization for the three months ended March 30, 1997 and March 31, 1996 includes approximately $.6 million and $.3 million of preopening amortization expense, respectively.


NOTE 4  INTEREST COSTS

        The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects at Company-owned facilities. Such costs are amortized over the related assets' estimated useful lives. For the three months ended March 30, 1997 and March 31, 1996, approximately $2.4 million and $6.1 million, respectively, of interest cost was capitalized.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------






NOTE 5  NOTES RECEIVABLE

        Notes receivable consist of the following (in thousands):

                                                                       March 30, 1997                   Dec. 29, 1996
                                                                       --------------                   -------------

        Notes from the Coushatta Tribe with
        interest at a defined reference rate plus
        1% (not to exceed 16%), receivable in
        84 monthly installments through
        January 2002                                                       22,605                           23,800

        Notes from the Tunica-Biloxi Tribe with
        interest at a defined reference rate plus
        1% (not to exceed 16%), receivable in
        84 monthly installments through June
        2001                                                               12,034                           12,558

        Other, less allowance for doubtful accounts
        of $3,050 and $3,050, respectively                                  1,789                            2,206
                                                                       ----------                       ----------
                                                                       $   36,428                       $   38,564
        Less current installments of notes receivable                      (5,777)                          (7,792)
                                                                       ----------                       ----------
        Notes receivable-less current installments                     $   30,651                       $   30,772
                                                                       ==========                       ==========


NOTE 6  LONG-TERM DEBT

        On November 30, 1995, the Company completed its public offering of $450.0 million of eight year 10.125% First Mortgage Notes due December 1, 2003. The First Mortgage Notes are secured by substantially all the assets of Grand Casino Biloxi and Grand Casino Gulfport, Grand Casino Tunica assets included in Phase 1 development, capital stock owned by the Company in Stratosphere, and certain existing notes receivable due the Company from Tribes. The notes require semi-annual payments of interest only on June 1 and December 1 of each year which commenced June 1, 1996, until December 1, 2003, at which time the entire principal plus accrued interest is due and payable. The notes may be redeemed at the Company's option, in whole or in part, anytime after December 1, 1999, at a premium, declining ratably thereafter to par value on December 1, 2002, to maturity.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------


NOTE 6  LONG-TERM DEBT (CONTINUED)

        On May 10, 1996, the Company completed a $120 million Senior Secured Term Loan through BankAmerica Leasing and Capital Group. The five-year Senior Secured Term Loan Facility, with varying interest rates ranging from 1.75% to 2.50% over the LIBO Rate, is being used for the continued development of the Company's Grand Casino Tunica project, located in northern Mississippi, just outside of Memphis,Tennessee. Approximately $90 million of the loan will be used for furniture, fixtures and equipment for the 340,000 square foot casino complex. The balance of approximately $30 million will be used to construct a 600-room hotel at Grand Casino Tunica. As of March 30, 1997, $74.9 million had been advanced and $68.3 million was the balance owing under the Senior Secured Term Loan Facility.

NOTE 7  COMMITMENTS AND CONTINGENCIES

        STRATOSPHERE CORPORATION

        The Company owns approximately 42% of the equity interest in Stratosphere Corporation. Stratosphere did not make its scheduled First Mortgage Notes interest payment due on November 15, 1996. On January 6, 1997, Stratosphere, the Company and an ad hoc committee representing the holders of more than 57% of Stratosphere's First Mortgage Notes reached an agreement-in-principle for restructuring the debt and equity of Stratosphere.

        On January 27, 1997, Stratosphere filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the agreement-in-principle, Stratosphere and the Company filed a joint proposed plan of reorganization for Stratosphere and a related investment agreement. The proposed plan of reorganization and investment agreement state the terms and conditions pursuant to which the Company agreed to participate in the reorganization of Stratosphere. See Stratosphere's Form 8-K filed on January 6, 1997 for further information regarding the proposed plan of reorganization.

        The proposed plan of reorganization and the related investment agreement provide that the Company's obligations to participate in the proposed reorganization are conditioned on Stratosphere obtaining average monthly consolidated cash flow (as defined in the investment agreement) at least $2,267,000 for the months between October 1, 1996 and June 30, 1997. In April 1997, Stratosphere announced that its average monthly consolidated cash flow for the six-month period ending March 31, 1997 was $1,726,718.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------


           STRATOSPHERE CORPORATION (CONTINUED)

           On April 9, 1997, the Company announced that (i) the Company will not waive the minimum cash flow requirement in the proposed plan of reorganization and related investment agreement, and (ii) the Company is prepared to explore alternatives for a consensual reorganization of Stratosphere with Stratosphere and the noteholder committee which is representing holders of Stratosphere's
           First Mortgage Notes in the Chapter II proceedings. The Company also announced that if (i) the conditions to the Company's participation in the pending proposed plan of reorganization are not satisfied, and (ii) no agreement is reached among the appropriate parties regarding an alternative reorganization arrangement acceptable to the Company, then the Company may decide to propose or participate in alternative plans of reorganization without such an agreement, or may decide to terminate the Company's participation in the reorganization of Stratosphere.

           In connection with the issuance of Stratosphere's First Mortgage Notes, the Company delivered a Standby Equity Commitment pursuant to which the Company agreed, under the terms and conditions described in the Standby Equity Commitment, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere is operating (as defined in the Standby Equity Commitment) to the extent Stratosphere's consolidated cash flow (as defined in the Standy Equity Commitment) during each of such years does not reach $50 million. As a result of Stratosphere's bankruptcy filing and the application of federal bankruptcy laws, the Company has contended that the enforceability of the Standby Equity Commitment is in question.

           The Company has also agreed to provide a limited guaranty pursuant to the Stratosphere Participation Agreement for the purpose of financing Hotel and Casino Equipment subject to a maximum limitation amount of $8.7 million.

           LOAN GUARANTY AGREEMENTS

           The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment. The agreement extends through 1998, and as of March 30, 1997, the amount outstanding was $5.8 million. The Company has also guaranteed a loan and security agreement entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of March 30, 1997, the amounts outstanding were $9.7 million.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------
                                  (UNAUDITED)
                                  -----------


         LOAN GUARANTY AGREEMENTS (CONTINUED)

         The Company has entered into a master hotel development agreement with Casino Resource Corporation for the hotel adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage related to the hotel in the amount of $2.6 million as of March 30, 1997.

         OTHER

         The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company. See Part II - Item 1. Legal Proceedings of this Form 10-Q.


NOTE 8   SUBSEQUENT EVENTS

         On April 7, 1997, the Company guaranteed a loan agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $16.5 million for the purpose of purchasing a hotel and casino equipment. The agreement extends through March, 2000. In addition, on May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The agreement and the underlying documents are subject to the Bureau of Indian Affairs (BIA) approval. Upon approval of the agreements by the BIA, the guaranty would be outstanding for five years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------
                                  (UNAUDITED)
                                  -----------


           OVERVIEW (CONTINUED)

           Pursuant to the Mille Lacs, Hinckley, Avoyelles, and Coushatta management contracts, the Company receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta.

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

           The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions and the occurrence of certain events, including obtaining governmental approvals and increased competition, many of which are beyond the control of the Company. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------
                                  (UNAUDITED)
                                  -----------

           RESULTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 30, 1997 COMPARED TO THE THREE MONTHS
           --------------------------------------------------------------
           ENDED MARCH 31, 1996
           --------------------

           Earnings Per Common Share and Net Earnings
           ------------------------------------------

           Earnings per common share for the three months ended March 30, 1997 were $.34 versus $.41 for the prior year's comparable period based upon weighted average common shares outstanding of 42.4 million and
           42.9 million for the three month periods ended March 30, 1997 and March 31, 1996, respectively. Net earnings decreased $3.1 million to $14.6 million for the three months ended March 30, 1997 compared to the same period in the prior year, primarily due to an increase in net interest expense.

           Net Revenues
           ------------

           Net revenues for the Company increased $38.3 million for the three months ended March 30, 1997 compared to the same period in the prior year. The increase in net revenues is primarily due to the opening of Grand Casino Tunica, which contributed revenues of $35.9 million during the three months ended March 30, 1997.

           Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $108.7 million in gross casino revenue and $24.6 million in gross hotel, food, beverage, retail, and entertainment revenue during the three months ended March 30, 1997. During the three months ended March 31, 1996, Grand Casino Biloxi and Grand Casino Gulfport generated $74.3 million in gross casino revenue and $17.0 million in gross hotel, food, beverage and retail revenue. The increase in gross revenue is primarily a result of Grand Casino Tunica being open for the entire first quarter of 1997.

           Costs and Expenses
           ------------------

           Total costs and expenses increased $34.8 million from $76.5 million for the three months ended March 31, 1996 to $111.3 million for the three month period ended March 30, 1997. Casino expenses were $38.5 million for the three month period ended March 30, 1997 compared to $24.4 million for the comparable period in 1996.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------
                                  (UNAUDITED)
                                  -----------


           Costs and Expenses (Continued)
           ------------------------------

           This casino expense increase is principally related to the opening of Grand Casino Tunica. Food and beverage expenses increased $3.8 million to $8.0 million for the three month period ended March 30, 1997, of which $2.8 million was a result of the opening of Grand Casino Tunica.

           Increases in selling, general and administrative expenses in the amount of $11.2 million are related to Grand Casino Tunica's operations.

           Other
           -----

           Interest income decreased by $1.6 million to $3.7 million for the three months ended March 30, 1997. This decrease is primarily attributable to lower cash balances due to construction of Grand Casino Tunica. In addition, interest expense increased by $4.9 million to $10.6 million for the three months ended March 30, 1997 compared to $5.7 million for the three months ended March 31, 1996. The increase is the result of a reduction in capitalized interest relating to the construction of Grand Casino Tunica and advances under the $120 million Senior Secured Term Loan. Capitalized interest was $2.4 million and $6.1 million for the three months ended March 30, 1997 and March 31, 1996, respectively.

           CAPITAL RESOURCES AND LIQUIDITY

           As of March 30, 1997, the company had cash and cash equivalents of $128.6 million. For the three months ended March 30, 1997, capital expenditures were $36.8 million compared to $86.9 million for the comparable period in the prior year. The majority of expenditures for the three months ended March 30, 1997, related to additional construction at Grand Casino Tunica and Grand Casino Biloxi. The capital expenditures during the three months ended March 31, 1996 in the amount of $86.9 million included $74.5 million related to the construction of Grand Casino Tunica which opened in June 1996.

           Pursuant to the Company's covenants related to the $450.0 million First Mortgage Notes, the Company is restricted from paying cash dividends and maintenance of certain financial ratios. Because of such restrictions and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------
                                  (UNAUDITED)
                                  -----------




           FORWARD-LOOKING STATEMENTS

           Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are "forward-looking" under the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are those which include statements regarding projections, plans and objectives, and future economic performance, together with statements regarding any assumptions pertaining to such projections, plans and objectives, and future economic performance. While these forward-looking statements reflect the best judgment of the Company, based on information available on the date of this Form 10-Q, such statements are all subject to risks and uncertainties that could cause actual results to vary from the forward-looking statements made in this Form 10-Q. Those variances could be significant.

           Such forward-looking statements involve risks and uncertainties that could significantly affect future results, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), changes in competitive conditions, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). In addition to any specific risks and uncertainties mentioned or discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's 1996 Form 10-K, provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, you should be aware that the facts and circumstances which exist when any forward-looking statements are made and on which those forward-looking statements are based, may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------



ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         The Company beneficially owns approximately 42% of Stratosphere Corporation ("Stratosphere"). Stratosphere and Stratosphere Gaming Corp. ("SGC"), a wholly-owned subsidiary of Stratosphere, filed voluntary petitions on January 27, 1997 for Chapter 11 reorganization pursuant to the United States Bankruptcy Code. Stratosphere and SGC are acting as debtors-in-posession on behalf of their respective bankruptcy estates and are authorized as such to operate their business to bankruptcy court supervision.

         The following descriptions are summaries of the status of each of the following legal proceedings as of May 1, 1997. More complete information may be obtained by reviewing the court files pertaining to such actions.

         HYLAND LITIGATION

         The Company's 1996 Form 10-K included a summary of the action brought by Thomas Hyland -- Thomas H. Hyland v. Griffin Investigations, et. al. - Civil Action No. 95-CV2236(JEI) -- in the United States District Court for the District of New Jersey against various defendants, including the Company. Hyland alleged that the defendants shared information regarding players in violation of federal anti-trust and fair credit reporting laws. Hyland sought to have the action certified as a class action, and to recover actual damages, treble damages and attorneys' fees.

         The defendants, including the Company, submitted a motion to dismiss all claims in the action. That motion was granted, and the action was dismissed.

         COHEN - FEDERAL ACTION

         In April 1994, Harvey Cohen brought an action in the United States District Court for the District of Nevada -- Harvey Cohen, et. al. v. Stratosphere Corporation, et. al. - Case No. CV-S-94-00334 DWH (LRL) -- against various defendants, including Grand Casinos Resorts, Inc. ("Resorts"), a wholly-owned subsidiary of the Company. Cohen alleges federal securities law violations and various state law claims in connection with the initial public offering (the "IPO") for Stratosphere Corporation ("Stratosphere"). Cohen brought the action as a class action, and alleges that the defendants deprived the plaintiffs of the opportunity to purchase Stratosphere common stock in the IPO.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)


           COHEN - FEDERAL ACTION (CONTINUED)

           In April 1995, the federal district court dismissed the action. In May 1995, the plaintiffs filed a notice of appeal of the dismissal with the United States Court of Appeals for the Ninth Circuit. The appeal -- Case No. CA 95-16098 -- was subsequently briefed and argued, and as of May 1, 1997 the appeals court has not issued its decision.

           COHEN - STATE ACTION

           In August 1995, Harvey Cohen brought an action in the District Court for Clark County, Nevada -- Harvey J. Cohen, et. al. v. Stratosphere Corporation, et. al. - Case No. A349985 -- against various defendants, including Grand Casinos Resorts, Inc., a wholly-owned subsidiary of the Company. Cohen brought the action as a class action, and makes substantially the same claims as made in the federal action brought by Cohen and described above.

           The state action has, by agreement of the parties, been stayed pending a decision in the federal court action.

           CALIFORNIA VIDEO POKER LITIGATION

           In April 1996, three plaintiffs brought an action in the Superior Court of California, County of San Diego -- Tom Payne, et. al. v. Aztar Corporation, et. al. - Case No. 698592 -- against several defendants, including the Company. The plaintiffs allege that the defendants participated in fraudulent and misleading conduct intended to induce plaintiffs to play video poker machines based on a false beliefs regarding how such machines operate, and that the defendants' alleged conduct violates various provisions of California law. The plaintiffs seek to have the action certified a class action, compensatory and punitive damages and other relief.

           The defendants attempted to remove the action to federal court, but that attempt was unsuccessful. The defendants then submitted various motions to dismiss the action, including a motion based on the claim that the California court does not have jurisdiction over the defendants named in the action.

           In March 1997, the court required the plaintiffs to file a complaint stating more clearly the basis on which the plaintiffs claim the defendants violated California law. In April 1997, the plaintiffs filed an amended complaint. As of May 1, 1997, the Company has not responded to the amended complaint.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------
                                  (CONTINUED)
                                  -----------

           SLOT MACHINE LITIGATION - NEVADA

           In April 1994, William H. Poulos brought an action in the United States District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et. al. vs. Caesars World, Inc. et. al. - Case No. 39-478-CIV-ORL-22 -- in which various parties (including the Company) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

           A subsequently filed action -- William Ahearn, et. al. vs. Caesars World, Inc., et. al. - Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

           Both actions included claims under the federal Racketeering-Influenced and Corrupt Organizations Act and under state law, and sought compensatory and punitive damages. The plaintiffs claimed that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play.

           In December 1994, the consolidated actions were transferred to the United States District Court for the District of Nevada.

           In September 1995, Larry Schreier brought an action in the United States District Court for the District of Nevada -- Larry Schreier, et. al. vs. Caesars World, Inc., et. al. - Case No.
           CV-S-95-00923-DWH (RJJ).

           The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

           In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title William H. Poulos, et. al. vs. Caesars World, Inc., et. al. - Case No. CV-S-94-1126 - DAE (RJJ) - (Base File), and required the plaintiffs to file a consolidated and amended complaint. In February 1997, the plaintiffs filed a consolidated and amended complaint.

           In March 1997, various defendants (including the Company) filed (i) motions to dismiss the amended complaint, and (ii) motions to stay the consolidated action pending consideration of the plaintiff's allegations by various gaming regulatory authorities. As of May 1, 1997, the court has not issued a decision regarding any of such motions.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------
                                  (CONTINUED)
                                  -----------


           STRATOSPHERE SECURITIES LITIGATION - FEDERAL

           In August 1996, a complaint was filed in the United States District Court for the District of Nevada -- Michael Ceasar, et. al. v. Stratosphere Corporation, et. al. -- against Stratosphere Corporation and others, including the Company. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.

           In August through October 1996, several other nearly identical complaints were filed by various plaintiffs in the United States District Court for the District of Nevada. Those complaints include the following:



           -    Regina Peltz, et. al. v. Stratosphere Corporation, et. al.

           -    Robert Stengel, et. al. v. Stratosphere Corporation, et. al.

           -    Robert Johnson, et. al. v. Stratosphere Corporation, et. al.

           -    David Vallee, et. al. v. Stratosphere Corporation, et. al.

           -    Anthony L. Poli, et. al. v. Stratosphere Corporation, et. al.

           -    Darrell Russell and Gail Russell, et. al. v.
                Stratosphere Corporation, et. al.

           -    Mitchell Gordon, et. al. v. Stratosphere Corporation, et. al.

           -    James J. Enright, Jr. v. Stratosphere Corporation, et. al.


           The defendants in the above actions submitted motions requesting that all of the actions be consolidated. Those motions were granted on January 15, 1997, and the consolidated action is entitled In Re: Stratosphere Corporation Securities Litigation - Master File No. CV-S-96-00708 PMP (RLH).

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------
                                  (CONTINUED)
                                  -----------

           STRATOSPHERE SECURITIES LITIGATION - FEDERAL (CONTINUED)

           In February 1997, the plaintiffs filed a consolidated and amended complaint naming various defendants, including the Company and certain officers and directors of the Company. The amended complaint includes claims under federal securities laws and Nevada laws based on acts alleged to have occurred between December 19, 1995 and July 26, 1996.

           In February 1997, various defendants, including the Company and the Company's officers and directors named as defendants, submitted motions to dismiss the amended complaint on various grounds. As of May 1, 1997 the court has not issued a decision regarding the motions to dismiss.

           STRATOSPHERE SECURITIES LITIGATION - STATE

           In August 1996, a complaint was filed in the District Court for Clark County, Nevada -- Victor M. Opitz, et. al. v. Robert E. Stupak, et. al. - Case No. A. 363019 -- against various defendants, including the Company. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.

           The Company and certain defendants submitted motions to (i) dismiss, or (ii) stay the state court proceedings pending resolution of the federal court actions described above. The court has stayed further proceedings pending the proceedings in federal district court in In Re: Stratosphere Securities Litigation.

           GRAND SECURITIES LITIGATION - FEDERAL

           In September and October 1996, two actions (Joel Blake, et. al. v. Grand Casinos, Inc., et. al. and Robert D. Marcus, et. al. v. Grand Casinos, Inc., et. al.) were filed in the United States District Court for the District of Minnesota against the Company and certain of the Company's directors and officers.

           The complaints allege misrepresentations, federal securities law violations and other claims in connection with the Stratosphere project.

           The actions have been consolidated -- In Re: Grand Casinos, Inc. Securities Litigation - Master File No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants have submitted a motion to dismiss the consolidated complaint. The court has not issued a decision regarding the motion to dismiss.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------
                                  (CONTINUED)
                                  -----------



           MICHAELS COMPANY OF NEVADA

           In December 1996, a complaint was filed in the United States District Court for the District of Nevada -- Michaels Company of Nevada v. Grand Casinos, Inc., et. al. - Case No. CV-S-96-01006-PMP
           (RLH) -- against the Company and others, including certain directors and officers of the Company. The complaint alleges that the Company improperly withdrew from an agreement to finance and develop a potential Indian-owned gaming project in California.

           The complaint seeks lost profits which the plaintiff claims it would have received had the Company not withdrawn. The Company believes that it had legitimate business reasons to withdraw from the proposed project.

           The Company and the other defendants have submitted answers denying the allegations of the complaint. No discovery has occurred.

           DERIVATIVE ACTION

           In February 1997, certain shareholders of the Company brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et. al. v. Lyle Berman, et. al. - Court File No. MC97-002807 -- against certain officers and directors of the Company. The plaintiffs allege that those officers and directors breached certain fiduciary duties to the shareholders of the Company as a result of certain transactions involving the Stratosphere project.

           The Company's Board of Directors has authorized the appointment of an independent committee to evaluate whether the Company should pursue the claims against the officers and directors.

           The Company's officers and directors named as defendants in the action have filed an answer to the complaint and a motion to stay further proceedings in the action pending completion of the independent committee's evaluation. As of May 1, 1997, the court has not issued a decision regarding the motion.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      ------------------------------------
                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------
                                  (CONTINUED)
                                  -----------



           STRATOSPHERE VACATION CLUB LITIGATION

           In late April, 1997, the Company and Grand Casinos Resorts, Inc. ("Resorts"), a wholly-owned subsidiary of the Company, were served with a summons and a second amended complaint in an action in District Court in Clark County, Nevada -- Richard Duncan, et. al. vs. Bob and Jane Doe Stupak, et. al. - Case No. A370127. The plaintiffs allege that the defendants, including the Company and Resorts, engaged in acts which constitute "consumer fraud" under Nevada law. The plaintiffs also allege "unjust enrichment," breach of contract and other claims under Nevada law. The plaintiffs seek various remedies including compensatory damages and punitive damages.

           As of May 1, 1997, the Company has not responded to the second amended complaint.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBIT NUMBER 10.01 - AMENDMENT NO. 1 TO PARTICIPATION AGREEMENT dated as of March 28, 1997, among BL DEVELOPMENT CORP., a Minnesota corporation, as Lessee and Construction Agent; GRAND CASINOS, INC., a Minnesota corporation, and certain of its Subsidiaries listed therein, as Guarantors; HANCOCK BANK, not in its individual capacity, but solely as Lessor, Borrower and Trustee; the persons listed therein, as Lenders; BANK OF SCOTLAND, WELLS FARGO BANK, NATIONAL ASSOCIATION (successor by merger to First Interstate Bank of Nevada), and SOCIETE GENERALE, as Co-Agents; CREDIT LYONNAIS, LOS ANGELES BRANCH, as Lead Manager; and BA LEASING CAPITAL CORPORATION, a California corporation, as Arranger and Agent.

             Exhibit Number 10.02 - Limited Warranty dated as of March 28, 1997

             Exhibit Number 27  -  Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarterly period ended March 30, 1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Dated:  May 14, 1997                 GRAND CASINOS, INC.
                                     ----------------------------
                                     Registrant



                                     By/ S /THOMAS J. BROSIG
                                     ----------------------------
                                     Thomas J. Brosig, President



                                     / S / TIMOTHY J. COPE
                                     ----------------------------
                                     Timothy J. Cope
                                     Executive Vice President and
                                     Chief Financial Officer