Form 10-Q
period 1997-06-29
GRAND CASINOS INC
filed 1997-08-13
CIK 878321

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ____________________________

                                  FORM 10-Q
                                  ---------

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934


For  the quarterly period ended June 29, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---------- EXCHANGE ACT OF 1934

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

As of August 8, 1997, there were 41,902,141 shares of Common Stock, $0.01 par value per share, outstanding.

                     GRAND CASINOS, INC. AND SUBSIDIARIES

                                    INDEX


                                                                       Page of
                                                                      Form 10-Q

PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets as of                      3
                   June 29, 1997 and December 29, 1996

                   Consolidated Statements of Earnings                    4
                   for the three months ended June 29, 1997
                   and June 30, 1996

                   Consolidated Statements of Earnings for the            5
                   six months ended June 29, 1997 and
                   June 30, 1996

                   Consolidated Statements of Cash Flows                  6
                   for the six months ended June 29, 1997
                   and June 30, 1996

                   Notes to Consolidated Financial Statements             7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND                           13
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings                                     21

         ITEM 4.   Submission of Matters to a Vote of                    29
                   Security Holders

         ITEM 6.   Exhibits and Reports On Form 8-K                      29

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            (UNAUDITED)             *
                                                                          JUNE 29, 1997     DECEMBER 29, 1996
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                    $132,601              $147,254
  Current installments of notes receivable                                        7,068                 7,792
  Accounts receivable                                                            16,536                13,463
  Deferred income taxes                                                          13,552                 9,910
  Other current assets                                                           15,214                15,335
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                            184,971               193,754
-------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                      902,720               821,827
-------------------------------------------------------------------------------------------------------------
Other Assets:
  Cash and cash equivalents-restricted                                            6,650                10,276
  Securities available for sale                                                  18,186                23,603
  Notes receivable-less current installments                                     27,591                30,772
  Investments in and notes from unconsolidated affiliates                         8,604                 8,823
  Debt issuance and deferred licensing costs-net                                 21,277                22,851
  Other long-term assets                                                         16,988                10,910
-------------------------------------------------------------------------------------------------------------
Total Other Assets                                                               99,296               107,235
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $1,186,987            $1,122,816
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                              $14,361               $20,002
  Current installments of long-term debt                                          2,304                 4,101
  Current installments of capital lease obligations                              16,871                15,358
  Accrued interest                                                                7,207                 5,486
  Accrued payroll and related expenses                                           23,209                23,418
  Other accrued expenses                                                         30,173                31,542
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        94,125                99,907
-------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
  Long-term debt-less current installments                                      454,600               455,002
  Capital lease obligations-less current installments                            92,514                56,740
  Deferred income taxes                                                          74,422                71,494
-------------------------------------------------------------------------------------------------------------
Total Long-term Liabilities                                                     621,536               583,236
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               715,661               683,143
-------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
  Capital stock, $.01 par value, authorized 100,000 shares;
       common stock issued and outstanding 41,897 and 41,796
       at June 29, 1997 and December 29, 1996, respectively                         419                   418
  Additional paid-in-capital                                                    413,216               412,576
  Net unrealized gains (losses) on securities available for sale                   (527)                1,358
  Retained earnings                                                              58,218                25,321
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                      471,327               439,673
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,186,988            $1,122,816
=============================================================================================================

   * FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                         ---------------------------------------
                                            JUNE 29, 1997       JUNE 30, 1996
                                            -------------       -------------
--------------------------------------------------------------------------------
REVENUES:
   Casino                                         $113,628              $80,297
   Hotel                                             9,514                6,622
   Food and beverage                                16,347                9,889
   Management fee income                            19,814               20,400
   Retail and other income                           3,488                2,965
--------------------------------------------------------------------------------
Gross Revenues                                     162,791              120,173
   Less: Promotional allowances                    (11,954)              (7,196)
--------------------------------------------------------------------------------
NET REVENUES                                       150,837              112,977
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Casino                                           39,587               26,407
   Hotel                                             2,291                1,580
   Food and beverage                                 8,534                4,963
   Other operating expenses                          3,390                2,658
   Depreciation and amortization                    12,410                6,832
   Lease expense                                     4,676                4,141
   Selling, general and administrative              40,993               29,138
--------------------------------------------------------------------------------
     Total Costs and Expenses                      111,881               75,719
--------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                            38,956               37,258
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                   2,981                4,119
   Interest expense                                (11,971)              (4,840)
   Other                                               (25)                   0
   Loss of unconsolidated affiliates                  (100)              (4,697)
--------------------------------------------------------------------------------
     Total other expense, net                       (9,115)              (5,418)
--------------------------------------------------------------------------------

Earnings before income taxes                        29,841               31,840
Provision for income taxes                          11,525               12,432
--------------------------------------------------------------------------------

NET EARNINGS                                       $18,316              $19,408
================================================================================

EARNINGS PER COMMON SHARE                            $0.43                $0.45
================================================================================

WEIGHTED AVERAGE COMMON SHARES AND COMMON
 STOCK EQUIVALENTS OUTSTANDING                      42,865               43,262
================================================================================

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                        (UNAUDITED)
                                                      SIX MONTHS ENDED
                                         ---------------------------------------
                                            JUNE 29, 1997       JUNE 30, 1996
                                            -------------       -------------
--------------------------------------------------------------------------------
REVENUES:
   Casino                                         $222,308             $154,600
   Hotel                                            16,576               12,039
   Food and beverage                                30,952               19,068
   Management fee income                            38,868               39,092
   Retail and other income                           6,425                5,335
--------------------------------------------------------------------------------
Gross Revenues                                     315,129              230,134
   Less: Promotional allowances                    (22,122)             (13,320)
--------------------------------------------------------------------------------
NET REVENUES                                       293,007              216,814
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Casino                                           78,067               50,686
   Hotel                                             4,110                3,048
   Food and beverage                                16,519                9,521
   Other operating expenses                          6,451                5,575
   Depreciation and amortization                    23,961               13,339
   Lease expense                                     9,181                8,173
   Selling, general and administrative              84,899               61,848
--------------------------------------------------------------------------------
     Total Costs and Expenses                      223,188              152,190
--------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                            69,819               64,624
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                   6,694                9,438
   Interest expense                                (22,617)             (10,566)
   Other                                              (113)                  (0)
   Loss of unconsolidated affiliates                  (200)              (3,839)
--------------------------------------------------------------------------------
     Total expense, net                            (16,236)              (4,967)
--------------------------------------------------------------------------------

Earnings before income taxes                        53,583               59,657
Provision for income taxes                          20,686               22,601
--------------------------------------------------------------------------------

Net Earnings                                       $32,897              $37,056
================================================================================

EARNINGS PER COMMON SHARE                            $0.77                 0.86
================================================================================

WEIGHTED AVERAGE COMMON SHARES AND COMMON
 STOCK EQUIVALENTS OUTSTANDING                      42,618               43,063
================================================================================

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                        (UNAUDITED)
                                                                                      SIX MONTHS ENDED
                                                                               ------------------------------
                                                                               JUNE 29, 1997    JUNE 30, 1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                                       $32,897          $37,056
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                                      23,961           13,339
   Equity in loss of unconsolidated affiliates                                           200            3,839
   Deferred income taxes                                                               1,250              616
   Changes in operating assets and liabilities:
      Other current assets                                                            (3,927)          (9,050)
      Accounts payable                                                                (5,641)          27,547
      Accrued expenses                                                                (1,106)          15,997
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                             47,634           89,344
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from repayment of notes receivable                                          3,905            7,809
  Investment in and notes receivable from unconsolidated affiliates                     -              (4,364)
  Payments for property and equipment                                               (101,590)        (195,946)
  Purchases of securities available for sale                                            -             (19,750)
  (Increase) decrease in cash and cash equivalents-restricted and other                3,626             (843)
  Increase in other long-term assets                                                  (3,878)         (11,461)
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                (97,937)        (224,555)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock-net                                             641           13,020
  Debt issuance costs and deferred financing costs                                       (79)          (4,774)
  Proceeds from issuance of long-term debt                                            45,088             -
  Payments on long-term debt and capital lease obligations                           (10,000)          (6,634)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                             35,650            1,612
-------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                            (14,653)        (133,599)
Cash and cash equivalents - beginning of period                                      147,254          334,772
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $132,601         $201,173
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest - net of capitalized interest                                            $27,325          $10,714
   Income taxes                                                                      $17,301           $8,000


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 29, 1997
                                 (UNAUDITED)




NOTE 1   UNAUDITED FINANCIAL STATEMENTS

         Grand Casinos, Inc. and Subsidiaries, collectively the Company, develop, construct, and manage land-based and dockside casinos and related hotel and entertainment facilities primarily in emerging gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi, and manages two Indian-owned casinos in Minnesota and two Indian-owned casinos in Louisiana. Related hotel and entertainment facilities at Company-owned properties Grand Casino Biloxi and Grand Casino Tunica projects are currently under construction and will open at various times. In addition, related hotel facilities at Indian-owned casinos Grand Casino Hinckley and Grand Casino Mille Lacs are currently under construction and will open at various times. The Company also owns approximately 42% of Stratosphere Corporation (Stratosphere), which owns and operates Stratosphere Tower, Casino & Hotel, an integrated casino/hotel and entertainment complex located at the north end of Las Vegas Boulevard South in Las Vegas, Nevada. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997. See Note 7 for further discussion regarding Stratosphere's reorganization plan.

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

                     GRAND CASINOS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)




NOTE 1   UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

         Operating results for the six months ended June 29, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

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

NOTE 3   PREOPENING EXPENSES

         Expenses incurred prior to opening of Company-owned facilities are capitalized and amortized to expense using the straight-line method over the six months following the opening of the respective facilities. These costs include direct payroll and other operating costs incurred prior to commencement of operations. Depreciation and amortization for the six months ended June 29, 1997 and June 30, 1996 includes approximately $1.0 million and $.3 million of preopening amortization expense, respectively.

NOTE 4   INTEREST COSTS

         The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects at Company-owned facilities. Such costs are amortized over the related assets' estimated useful lives. For the six months ended June 29, 1997 and June 30, 1996, approximately $3.7 million and $13.1 million, respectively, of interest cost was capitalized.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


NOTE 5   NOTES RECEIVABLE

         Notes receivable consist of the following (in thousands):

                                                                     June 29, 1997         Dec. 29, 1996
                                                                     -------------         -------------
         Notes from the Coushatta Tribe with
         interest at a defined reference rate plus
         1% (not to exceed 16%), receivable in
         84 monthly installments through
         January 2002                                                   21,693                 23,800

         Notes from the Tunica-Biloxi Tribe with
         interest at a defined reference rate plus
         1% (not to exceed 16%), receivable in
         84 monthly installments through June
         2001                                                           11,504                 12,558

         Other, less allowance for doubtful accounts
         of $3,050 and $3,050, respectively                              1,462                  2,206
                                                                       -------                -------
                                                                       $34,659                $38,564
         Less current installments of notes receivable                  (7,068)                (7,792)
                                                                       -------                -------
         Notes receivable-less current installments                    $27,591                $30,772
                                                                       =======                =======

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

                     GRAND CASINOS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



NOTE 6   LONG-TERM DEBT (CONTINUED)

         On May 10, 1996, the Company completed a $120 million Senior Secured Term Loan through BankAmerica Leasing and Capital Group. The five-year Senior Secured Term Loan Facility, with varying interest rates ranging from 1.75% to 2.50% over the LIBO Rate, is being used for the continued development of the Company's Grand Casino Tunica project, located in northern Mississippi, just outside of Memphis,Tennessee. Approximately $90 million of the loan was used for furniture, fixtures and equipment for the 340,000 square foot casino complex. The balance of approximately $30 million was be used to construct a 600-room hotel at Grand Casino Tunica. As of June 29, 1997, $120.0 million had been advanced and $109.4 million was the balance owing under the Senior Secured Term Loan Facility.

NOTE 7   COMMITMENTS AND CONTINGENCIES

         STRATOSPHERE CORPORATION

         The Company owns approximately 42% of the equity in Stratosphere Corporation. Stratosphere did not make its scheduled First Mortgage Notes interest payment due on November 15, 1996. On January 6, 1997, Stratosphere, the Company and an ad hoc committee representing the holders of more than 57% of Stratosphere's First Mortgage Notes reached an agreement-in-principle for restructuring the debt and equity of Stratosphere.

         On January 27, 1997, Stratosphere filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the agreement-in-principle, Stratosphere and the Company filed a joint proposed plan of reorganization for Stratosphere and a related investment agreement, which stated the terms and conditions pursuant to which the Company agreed to participate in the reorganization of Stratosphere.

         The proposed plan of reorganization and the related investment agreement provided that the Company's obligations to participate in the proposed reorganization were conditioned on Stratosphere obtaining average monthly consolidated cash flow (as defined in the investment agreement) of at least $2,267,000 for the months between October 1, 1996 and June 30, 1997. In June 1997, Stratosphere announced that its average monthly consolidated cash flow for the eight-month period ended May 25, 1997 was $1,470,996.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


         STRATOSPHERE CORPORATION (CONTINUED)

         As a result of Stratosphere's inability to satisfy the consolidated cash flow condition, the Company terminated the original investment agreement. On June 20, 1997, Stratosphere and the Company entered into an amended investment agreement and filed an amended plan of reorganization, establishing modified terms and conditions of the Company's participation in the reorganization of Stratosphere. See Stratosphere's Form 8-K filed on June 25, 1997 for further information regarding the amended plan of reorganization.

         On July 25, 1997, Stratosphere advised the Company that an independent committee of Stratosphere's Board of Directors had reached a preliminary determination that a restructuring proposal presented to Stratosphere by High River Limited Partnership and American Real Estate Partners, L.P. was more favorable than the restructuring proposal contained in the amended investment agreement and plan of reorganization. The Company intends to continue to explore with Stratosphere and the Official Committee representing the holders of Stratosphere's First Mortgage Notes alternatives for a consensual reorganization of Stratosphere, including the possibility of further amending the Company's previous restructuring proposal. If an alternative consensual arrangement cannot be reached, however, the Company may propose or participate in alternative plans of reorganization without such an arrangement or may terminate altogether the Company's participation in Stratosphere's reorganization process.

         In connection with the issuance of Stratosphere's First Mortgage Notes, the Company delivered a Standby Equity Commitment pursuant to which the Company agreed, under the terms and conditions described in the Standby Equity Commitment, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere is operating (as defined in the Standby Equity Commitment) to the extent Stratosphere's consolidated cash flow (as defined in the Standby Equity Commitment) during each of such years does not reach $50 million. As a result of Stratosphere's bankruptcy filing and the application of federal bankruptcy laws, the Company has contended that the enforceability of the Standby Equity Commitment is in question. This issue is currently the subject of litigation in Stratosphere's Chapter 11 proceedings. See Part II - Item 1. Legal Proceedings of this Form 10-Q.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



         LOAN GUARANTY AGREEMENTS

         The Company has guaranteed two loan and security agreements entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment and for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreements extend through 1998 and 2000, respectively, and as of June 29, 1997, the amounts outstanding were $4.9 million and $15.3 million, respectively.

         The Company has also guaranteed loan and security agreements entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of June 29, 1997, the amounts outstanding were $7.7 million. In addition, on May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The agreement and the underlying documents may be subject to the Bureau of Indian Affairs
         (BIA) approval. Upon approval of the agreements by the BIA, the guaranty would be outstanding for five years. As of June 29, 1997, no advances relating to this loan had been made.

         The Company has entered into a master hotel development agreement with Casino Resource Corporation for the hotel adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage related to the hotel in the amount of $2.6 million as of June 29, 1997.

         The Company has provided a limited guaranty pursuant to the Stratosphere Participation Agreement for the purpose of financing hotel and casino equipment subject to a maximum limitation amount of $8.7 million.

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



         OVERVIEW (CONTINUED)

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

         RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 29, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         Earnings Per Common Share and Net Earnings

         Earnings per common share for the six months ended June 29, 1997 were $.77 versus $.86 for the prior year's comparable period based upon weighted average common shares outstanding of 42.6 million and 43.1 million for the six month periods ended June 29, 1997 and June 30, 1996, respectively. Net earnings decreased $4.2 million to $32.9 million for the six months ended June 29, 1997 compared to the prior year as a result of less interest capitalized during the six months ended June 29, 1997 compared to the prior year. During the six months ended June 30, 1996 capitalized interest on qualifying construction projects was $13.1 million, whereas, for the six months ended June 29, 1997 capitalized interest on qualifying construction projects was $3.7 million, a decrease of $9.4 million or approximately $5.8 million after taxes. The decrease in qualifying construction projects can largely be attributable to the opening of the casino and related projects of Grand Casino Tunica on June 24, 1996. In addition, the results of 1996 included the Company's share of losses from Stratosphere in the amount of $3.8 million, whereas 1997 does not include any losses from Stratosphere.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)

         Gross Revenues

         Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $222.3 million in gross casino revenue and $54.0 million in gross hotel, food, beverage, retail and entertainment revenue during the six months ended June 29, 1997. During the six months ended June 30, 1996, Grand Casino Tunica, Grand Casino Biloxi and Grand Casino Gulfport generated $154.6 million in gross casino revenue and $36.4 million in gross food, beverage, and retail revenue. The increase in gross revenues is primarily related to the opening of Grand Casino Tunica which contributed $86.6 million of gross revenues for the six months ended June 29, 1997. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $3.7 million for the six months ended June 29, 1997 compared to the same period in the prior year. Lastly, management fees were approximately the same for the six months ended June 29, 1997 compared to the same period in the prior year ($.2 million decrease from 1996 was principally related to management fee income from Stratosphere in 1996, whereas 1997 does not include Stratosphere management fee income).


         Net Revenues

         Net revenues for the Company increased $76.2 million for the six months ended June 29, 1997 compared to the same period in the prior year. The increase in net revenues is primarily due to the opening of Grand Casino Tunica, which contributed revenues of $78.6 million during the six months ended June 29, 1997 compared to $4.8 million during the six months ended June 30, 1996. In addition, combined net revenues of Grand Casino Biloxi and Grand Casino Gulfport increased $2.7 million for the six months ended June 29, 1997 compared to the same period in the prior year. The Company implemented a new Marketing campaign in 1997 for Grand Casino Biloxi and Grand Casino Gulfport which has increased the level of play; however, it has only slightly impacted win due to lower win percentages in table games and slots. The increase in net revenues for Grand Casino Biloxi and Grand Casino Gulfport has principally been due to non-gaming revenues.

         Costs and Expenses

         Total costs and expenses increased $71.0 million from $152.2 million for the six months ended June 30, 1996 to $223.2 million for the six month period ended June 29, 1997.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)



           Costs and Expenses (Continued)

           Casino expenses were $78.1 million for the six month period June 29, 1997 compared to $50.7 million for the comparable period last year. The increase of $27.4 million was comprised of additional casino expenses for Grand Casino Tunica in the amount of $23.9 million as Grand Casino Tunica was open all of 1997, whereas, approximately one week of operations were included in 1996 results. Included in the $23.9 million increase is depreciation and amortization for Grand Casino Tunica in the amount of $9.5 million. The increase for Grand Casino Biloxi and Grand Casino Gulfport for the six months ended June 29, 1997 compared to the same period in the prior year in the amount of $3.5 million was principally a result of additional complimentaries and labor to service and attract guests. Food and beverage expenses increased $7.0 million to $16.5 million for the six month period ended June 29, 1996, $5.5 million of which relates to the opening of Grand Casino Tunica.

           Selling, general, and administrative expenses increased in the amount of $23.1 million from $61.8 million for the six months ended June 30, 1996 to $84.9 million for the six months ended June 29, 1997. Grand Casino Tunica's selling, general, and administrative expenses increased $27.3 million from the six months ended June 30, 1996 to the six months ended June 29, 1997. In addition, combined selling, general, and administrative expenses for Grand Casino Biloxi and Grand Casino Gulfport increased slightly from 1996 to 1997 ($.4 million). Lastly, corporate expense decreased $3.2 million from the six months ended June 30, 1996 to the six months ended June 29, 1997 as a result of the corporate reorganization plan implemented in late 1996.

           Other

           Interest income decreased by $2.7 million to $6.7 million for the six months ended June 29, 1997 from the comparable period last year. This decrease is primarily attributable to lower cash balances due to construction at Grand Casino Biloxi and Grand Casino Tunica. In addition, interest expense increased by $12.0 million to $22.6 million for the six months ended June 29, 1997 compared to $10.6 million for the six months ended June 30, 1996. The increase is the result of a reduction in capitalized interest relating to the construction of Grand Casino Tunica and interest incurred under the $120 million Senior Secured Term Loan. Capitalized interest was $3.7 million and $13.1 million for the six months ended June 29, 1997 and June 30, 1996, respectively.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)



           THREE MONTHS ENDED JUNE 29, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

           Earnings Per Common Share and Net Earnings

           Earnings per common share for the three months ended June 29, 1997 were $.43 versus $.45 for the prior year's comparable period based upon weighted average common shares outstanding of 42.9 million and
           43.3 million for the three month periods ended June 29, 1997 and June 30, 1996, respectively. Net earnings decreased $1.1 million to $18.3 million for the three months ended June 29, 1997 compared to the same period in the prior year as a result of interest incurred on new property financing for Grand Casino Tunica and less interest capitalized during the three months ended June 29, 1997 compared to the prior year. During the three months ended June 30, 1996, capitalized interest on qualifying construction projects was $6.9 million, whereas, for the three months ended June 29, 1997 capitalized interest on qualifying construction projects was $1.3 million, a decrease of $5.6 million or approximately $3.4 million after taxes. The decrease in qualifying construction projects can be attributed to the opening of the casino and related projects of Grand Casino Tunica on June 24, 1996. In addition, the results for the three months ended June 30, 1996 included the Company's share of losses from Stratosphere in the amount of $4.7 million, whereas 1997 does not include any losses from Stratosphere.


           Gross Revenues

           Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $113.6 million in gross casino revenue and $29.3 million in gross hotel, food, beverage, retail, and entertainment revenue during the three months ended June 29, 1997. During the three months ended June 30, 1996, Grand Casino Tunica, Grand Casino Biloxi and Grand Casino Gulfport generated $80.3 million in gross casino revenue and $19.5 million in gross hotel, food, beverage and retail revenue. The increase in gross revenues is primarily related to the opening of Grand Casino Tunica which contributed $47.5 million of gross revenues for the three months ended June 29, 1997. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $.5 million for the three months ended June 29, 1997 compared to the same period in the prior year. Lastly, management fees were approximately the same for the three months ended June 29, 1997 compared to the same period in the prior year ($.6 million decrease from 1996 was principally related to management fee income from Stratosphere in 1996, whereas 1997 does not include Stratosphere management fee income).

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)


           Net Revenues

           Net revenues for the Company increased $37.9 million for the three months ended June 29, 1997 compared to the same period in the prior year. The increase in net revenues is primarily due to the opening of Grand Casino Tunica, which contributed net revenues of $42.7 million during the three months ended June 29, 1997, compared to $4.8 million during the three months ended June 30, 1996. In addition, combined net revenues of Grand Casino Biloxi and Grand Casino Gulfport increased $.6 million for the three months ended June 29, 1997 compared to the same period in the prior year. The Company implemented a new Marketing campaign in 1997 for Grand Casino Biloxi and Grand Casino Gulfport, which has increased the level of play; however, it has only slightly impacted win due to lower win percentages in table games and slots. The increase in net revenues for Grand Casino Biloxi and Grand Casino Gulfport has principally been due to non-gaming revenues.


           Costs and Expenses

           Total costs and expenses increased $36.2 million from $75.7 million for the three months ended June 30, 1996 to $111.9 million for the three month period ended June 29, 1997. Casino expenses were $39.6 million for the three month period ended June 29, 1997 compared to $26.4 million for the comparable period in 1996. The increase of $13.2 million was comprised of additional casino expenses for Grand Casino Tunica in the amount of $11.8 million as Grand Casino Tunica was open the entire three months ended June 29, 1997, whereas, approximately one week of operations were included in 1996 results. The increase for Grand Casino Biloxi and Grand Casino Gulfport for the three months ended June 29, 1997 compared to the same period in the prior year in the amount of $1.4 million was principally a result of additional complimentaries and labor to service and attract guests. Food and beverage expenses increased $3.6 million to $8.5 million for the three month period ended June 29, 1997, of which $2.8 million was a result of the opening of Grand Casino Tunica. Selling, general, and administrative expenses increased in the amount of $11.9 million from $29.1 million for the three months ended June 30, 1996 to $41.0 million for the three months ended June 29, 1997.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)


           Costs and Expenses (Continued)

           Grand Casino Tunica's selling, general, and administrative expenses increased $13.6 million from the three months ended June 30, 1996 to the three months ended June 29, 1997. In addition, combined selling, general, and administrative expenses for Grand Casino Biloxi and Grand Casino Gulfport decreased $1.6 million from the three months ended June 30, 1996 to the three months ended June 29, 1997 primarily due to a reduction of Marketing expenses with the new Marketing campaign implemented in late 1996.

           Other

           Interest income decreased by $1.1 million to $3.0 million for the three months ended June 29, 1997. This decrease is primarily attributable to lower cash balances due to construction at Grand Casino Biloxi and Grand Casino Tunica. In addition, interest expense increased by $7.1 million to $12.0 million for the three months ended June 29, 1997 compared to $4.9 million for the three months ended June 30, 1996. The increase is the result of a reduction in capitalized interest relating to the construction of Grand Casino Tunica and advances under the $120 million Senior Secured Term Loan. Capitalized interest was $1.3 million and $6.9 million for the three months ended June 29, 1997 and June 30, 1996, respectively.

           CAPITAL RESOURCES AND LIQUIDITY

           As of June 29, 1997, the company had cash and cash equivalents of $132.6 million. For the six months ended June 29, 1997, capital expenditures were $101.6 million compared to $195.9 million for the comparable period in the prior year. The majority of expenditures for the six months ended June 29, 1997, related to additional construction at Grand Casino Biloxi and Grand Casino Tunica. Based on the projected cash generated from operations and current cash and cash equivalents, the Company believes it will have sufficient resources to fund operations and proposed capital expenditures during the next twelve months.

           Pursuant to the Company's covenants related to the $450.0 million First Mortgage Notes, the Company is restricted from paying cash dividends and must maintain certain financial ratios. Because of such restrictions and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.

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

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                                   PART II
                              OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS

         The following descriptions are summaries of the status of each of the following legal proceedings as of August 1, 1997. More complete information may be obtained by reviewing the court files pertaining to such actions.

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

         In April 1995, the federal district court dismissed the action. In May 1995, the plaintiffs filed a notice of appeal of the dismissal with the United States Court of Appeals for the Ninth Circuit. The appeal -- Case No. CA 95-16098 -- was subsequently briefed and argued, and in June 1997, the Appeals Court issued its decision affirming the district court's dismissal of the action.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)



           CALIFORNIA VIDEO POKER LITIGATION

           In April 1996, three plaintiffs brought an action in the Superior Court of California, County of San Diego -- Tom Payne, et. al. v. Aztar Corporation, et. al. - Case No. 698592 -- against several defendants, including the Company. The plaintiffs allege that the defendants participated in fraudulent and misleading conduct intended to induce plaintiffs to play video poker machines based on false beliefs regarding how such machines operate, and that the defendants' alleged conduct violates various provisions of California law. The plaintiffs seek to have the action certified a class action, compensatory and punitive damages and other relief.

           The defendants attempted to remove the action to federal court, but that attempt was unsuccessful. The defendants then submitted various motions to dismiss the action, including a motion based on the claim that the California court does not have jurisdiction over the defendants named in the action.

           In March 1997, the court required the plaintiffs to file a complaint stating more clearly the basis on which the plaintiffs claim the defendants violated California law. In April 1997, the plaintiffs filed an amended complaint. The amended complaint includes allegations that the defendants directed advertisements to California residents which include false statements regarding video poker machines. The Company asserts that the California courts do not have jurisdiction over the Company, and, therefore, has asked the court to dismiss the action with respect to the Company.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)




           SLOT MACHINE LITIGATION - NEVADA (CONTINUED)

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

           In March 1997, various defendants (including the Company) filed (i) motions to dismiss the amended complaint, and (ii) motions to stay the consolidated action pending consideration of the plaintiff's allegations by various gaming regulatory authorities. As of August 1, 1997, the court has not issued a decision regarding any of such motions.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)



           STRATOSPHERE SECURITIES LITIGATION - FEDERAL

           In August 1996, a complaint was filed in the United States District Court for the District of Nevada -- Michael Caesar, et. al. v. Stratosphere Corporation, et. al. -- against Stratosphere Corporation and others, including the Company. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)



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

           In February 1997, various defendants, including the Company and the Company's officers and directors named as defendants, submitted motions to dismiss the amended complaint on various grounds, including the Company's claim that the amended complaint failed to state a valid cause of action against the Company and the Company's officers and directors.

           In May 1997, the court issued an order dismissing the action. The original dismissal order did not allow the plaintiffs to amend their complaint in an attempt to state a valid cause of action.

           In June 1997, the plaintiffs asked the court to reconsider its dismissal order. In July 1997, the court amended its dismissal order to provide that the amended complaint was dismissed, but that the plaintiffs could submit a second amended complaint by August 22, 1997. As of August 1, 1997, the plaintiffs have not filed a second amended complaint.

           STRATOSPHERE SECURITIES LITIGATION - STATE

           In August 1996, a complaint was filed in the District Court for Clark County, Nevada -- Victor M. Opitz, et. al. v. Robert E. Stupak, et. al. - Case No. A363019 -- against various defendants, including the Company. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.

           The Company and certain defendants submitted motions to (i) dismiss, or (ii) stay the state court proceedings pending resolution of the federal court actions described above. The court has stayed further proceedings pending the proceedings in federal district court IN Re: Stratosphere Securities Litigation.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)




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

           The actions have been consolidated -- IN Re: Grand Casinos, Inc. Securities Litigation - Master File No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants have submitted a motion to dismiss the consolidated complaint. The court heard arguments regarding the motion in May 1997, but has not issued a decision regarding the motion to dismiss.

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

           The Company and the other defendants have submitted answers denying the allegations of the complaint. The parties to the action are engaged in discovery.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)




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

           The Company's Board of Directors appointed an independent special litigation committee to evaluate whether the Company should pursue the claims against the officers and directors.

           The Company's officers and directors named as defendants in the action have filed an answer to the complaint. The special litigation committee has asked the court stay discovery in the action pending completion of the special litigation committee's evaluation.

           STRATOSPHERE VACATION CLUB LITIGATION

           In late April, 1997, the Company and Grand Casinos Resorts, Inc. ("Resorts"), a wholly-owned subsidiary of the Company, were served with a summons and a second amended complaint in an action in District Court in Clark County, Nevada -- Richard Duncan, et. al. vs. Bob and Jane Doe Stupak, et. al. - Case No. A370127. The plaintiffs allege that the defendants, including the Company and Resorts, engaged in acts which constitute "consumer fraud" under Nevada law in connection with vacation packages which the defendants claim to have purchased from Bob Stupak. The plaintiffs also allege "unjust enrichment", breach of contract and other claims under Nevada law. The plaintiffs seek to pursue their claims as a class action, and ask for various remedies including compensatory damages and punitive damages.

           The Company has submitted a motion to dismiss the complaint as it pertains to Company and Resorts. The court denied the motion to dismiss. The Company is evaluating whether to submit a request for reconsideration of the denial of the dismissal.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)





           STRATOSPHERE NOTEHOLDER COMMITTEE BANKRUPTCY COURT ACTION

           In June 1997, the Official Committee of Noteholders (the "Committee") in the Chapter 11 bankruptcy proceeding for Stratosphere Corporation ("Stratosphere") pending in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") filed a motion by which the Committee sought Bankruptcy Court approval for assumption (on behalf of Stratosphere's bankruptcy estate) of the March 1995 Standby Equity Commitment (the "Standby Equity Commitment") between Stratosphere and the Company. In the motion, the Committee seeks Bankruptcy Court authorization to compel the Company to fund up to $60 million in "capital contributions" to Stratosphere over three years, based on the Committee's claim that such "contributions" are required by the Standby Equity Commitment.

           Both the Company and Stratosphere opposed the Committee's motion. The Bankruptcy Court held a preliminary hearing on the Committee's motion in June 1997, and set future evidentiary hearings on the issues raised by the Committee's motion and the Company's opposition to that motion.

           The Company anticipates filing a motion for summary judgment with respect to some of the legal issues raised by the Committee's motion and the Company's opposition to that motion. The Company has asserted, in its opposition to the Committee's motion, that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law.

           Discovery is ongoing with respect to some of the factual issues raised by the Committee's motion and the Company's opposition to that motion. Accordingly, the Bankruptcy Court has not issued a definitive ruling regarding the Committee's motion.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders was held on May 9, 1997.

         (b) Matters voted upon:

             (1)  Directors elected at meeting:

                                    Affirmative   Negative
                                       Votes        Votes    Abstentions
                                    -----------   --------   -----------

                  Lyle Berman        27,974,712    360,367    13,515,807
                  Thomas J. Brosig   28,003,131    331,928    13,515,807
                  Morris Goldfarb    27,991,569    343,510    13,515,807
                  Ronald Kramer      27,991,215    343,864    13,515,807
                  David L. Rogers    27,989,476    345,604    13,515,807
                  Neil I. Sell       27,881,675    453,404    13,515,807
                  Stanley M. Taube   27,994,275    340,804    13,515,807
                  Joel N. Waller     27,992,873    342,206    13,515,807


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit Number 27  -  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarterly period ended June 29, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:   August 13, 1997         GRAND CASINOS, INC.
                                 -------------------
                                 Registrant



                                 By: _______________________________
                                 Thomas J. Brosig, President





                                 ___________________________________
                                 Timothy J. Cope
                                 Executive Vice President and
                                 Chief Financial Officer