Form 10-Q
period 1997-09-28
GRAND CASINOS INC
filed 1997-11-12
CIK 878321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q


(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934


For  the quarterly period ended September 28, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---------- EXCHANGE ACT OF 1934

For  the transition period from                to
                                --------------    ---------------

                          Commission File No. 1-12962


                              GRAND CASINOS, INC.
             (Exact name of registrant as specified in its charter)



                      Minnesota                      41-1689535
       ----------------------------------------  -------------------
             (State or other jurisdiction         (I.R.S. Employer
          of incorporation or organization)      Identification No.)



                  130 Cheshire Lane
                Minnetonka, Minnesota                   55305
       ----------------------------------------  -------------------
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

As of November 7, 1997, there were 41,956,587 shares of Common Stock, $0.01 par value per share, outstanding.

                      GRAND CASINOS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------
   PART I.   FINANCIAL INFORMATION
             ---------------------

             ITEM 1.      FINANCIAL STATEMENTS

                          Consolidated Balance Sheets as of               3
                          September 28, 1997 and December 29, 1996

                          Consolidated Statements of Earnings             4
                          for the three months ended September 28, 1997
                          and September 29, 1996

                          Consolidated Statements of Earnings for the     5
                          nine months ended September 28, 1997 and
                          September 29, 1996

                          Consolidated Statements of Cash Flows           6
                          for the nine months ended September 28, 1997
                          and September 29, 1996

                          Notes to Consolidated Financial Statements      7

             ITEM 2.      MANAGEMENT'S DISCUSSION AND                     13
                          ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

   PART II.  OTHER INFORMATION
             ----------------

             ITEM 1.      Legal Proceedings                               22

             ITEM 6.      Exhibits and Reports On Form 8-K                31

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                                             (UNAUDITED)
                                                                                            SEPTEMBER 28,           DECEMBER 29,
                                                                                                1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
        Cash and cash equivalents                                                              $140,333               $147,254
        Current installments of notes receivable                                                  7,171                  7,792
        Accounts receivable                                                                      17,407                 13,463
        Deferred income taxes                                                                    12,835                  9,910
        Other current assets                                                                     14,823                 15,335
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                            192,569                193,754
-----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                                      934,205                821,827
-----------------------------------------------------------------------------------------------------------------------------------
Other Assets:
        Cash and cash equivalents-restricted                                                      6,078                 10,276
        Securities available for sale                                                            18,180                 23,603
        Notes receivable-less current installments                                               27,945                 30,772
        Investments in and notes from unconsolidated affiliates                                   8,467                  8,823
        Debt issuance and deferred licensing costs-net                                           20,596                 22,851
        Other long-term assets                                                                   19,620                 10,910
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                              100,886                107,235
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $1,227,660             $1,122,816
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                                                        $13,249                $20,002
        Current installments of long-term debt                                                    1,355                  4,101
        Current installments of capital lease obligations                                        16,871                 15,358
        Accrued interest                                                                         15,664                  5,486
        Accrued payroll and related expenses                                                     22,914                 23,418
        Other accrued expenses                                                                   46,935                 31,542
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                       116,988                 99,907
-----------------------------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
        Long-term debt-less current installments                                                454,498                455,002
        Capital lease obligations-less current installments                                      87,447                 56,740
        Deferred income taxes                                                                    74,208                 71,494
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                     616,153                583,236
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                               733,141                683,143
-----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
        Capital stock, $.01 par value; authorized 100,000 shares;
             common stock issued and outstanding 41,930 and 41,796
             at September 28, 1997 and December 29, 1996, respectively                              420                    418
        Additional paid-in-capital                                                              413,530                412,576
        Net unrealized gains (losses) on securities available for sale                              187                  1,358
        Retained earnings                                                                        80,382                 25,321
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      494,519                439,673
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $1,227,660             $1,122,816
===================================================================================================================================

      * FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     -3-

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                                 (UNAUDITED)
                                                                                              THREE MONTHS ENDED
                                                                                      ----------------------------------------
                                                                                      SEPT. 28, 1997           SEPT. 29. 1996
                                                                                      --------------           ---------------
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Casino                                                                              $125,764                    $109,391
     Hotel                                                                                 10,074                       6,516
     Food and beverage                                                                     17,546                      14,941
     Management fee income                                                                 23,133                      22,447
     Retail and other income                                                                3,715                       3,071
---------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                            180,232                     156,366
     Less:  Promotional allowances                                                        (12,651)                     (9,641)
---------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                              167,581                     146,725
---------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Casino                                                                                42,972                      39,509
     Hotel                                                                                  2,462                       1,512
     Food and beverage                                                                      8,753                       8,980
     Other operating expenses                                                               3,205                       3,111
     Depreciation and amortization                                                         12,206                      14,930
     Lease expense                                                                          4,993                       4,992
     Selling, general and administrative                                                   48,371                      40,638
---------------------------------------------------------------------------------------------------------------------------------
           Total Costs and Expenses                                                       122,962                     113,672
---------------------------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                                   44,619                      33,053
---------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                                        2,846                       4,063
     Interest expense                                                                     (10,954)                    (11,167)
     Other                                                                                    (64)                       (245)
     Equity in loss of unconsolidated affiliates                                             (465)                    (10,910)
---------------------------------------------------------------------------------------------------------------------------------
           Total other expense, net                                                        (8,637)                    (18,259)
---------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                               35,982                      14,794
Provision for income taxes                                                                 13,817                      11,291
---------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                              $22,165                      $3,503
=================================================================================================================================

EARNINGS PER COMMON SHARE                                                                   $0.51                       $0.08
=================================================================================================================================
WEIGHTED AVERAGE COMMON SHARES AND COMMON
 STOCK EQUIVALENTS OUTSTANDING                                                             43,606                      42,827
=================================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                                       (UNAUDITED)
                                                                                                     NINE MONTHS ENDED
                                                                                  -------------------------------------------------
                                                                                    SEPT. 28, 1997               SEPT. 29, 1996
                                                                                    --------------               --------------

-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Casino                                                                          $348,072                       $263,991
     Hotel                                                                             26,650                         18,555
     Food and beverage                                                                 48,498                         34,009
     Management fee income                                                             62,001                         61,539
     Retail and other income                                                           10,139                          8,406
----------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                        495,360                        386,500
     Less:  Promotional allowances                                                    (34,774)                       (22,961)
----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                          460,586                        363,539
----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Casino                                                                           121,040                         90,195
     Hotel                                                                              6,572                          4,561
     Food and beverage                                                                 25,272                         18,500
     Other operating expenses                                                           9,655                          8,686
     Depreciation and amortization                                                     36,167                         28,269
     Lease expense                                                                     14,173                         13,164
     Selling, general and administrative                                              133,271                        102,487
----------------------------------------------------------------------------------------------------------------------------------
          Total Costs and Expenses                                                    346,150                        265,862
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS FROM OPERATIONS                                                              114,436                         97,677
----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest income                                                                    9,540                         13,501
     Interest expense                                                                 (33,572)                       (21,733)
     Other                                                                               (176)                          (245)
     Equity in loss of unconsolidated affiliates                                         (665)                       (14,749)
----------------------------------------------------------------------------------------------------------------------------------
         Total expense, net                                                           (24,873)                       (23,226)
----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                           89,563                         74,451
Provision for income taxes                                                             34,503                         33,892
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                                          $55,060                        $40,559
==================================================================================================================================
EARNINGS PER COMMON SHARE                                                               $1.27                          $0.94
==================================================================================================================================
WEIGHTED AVERAGE COMMON SHARES AND COMMON
STOCK EQUIVALENTS OUTSTANDING                                                          43,320                         42,985
==================================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAND CASINOS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                                        (UNAUDITED)
                                                                                    NINE MONTHS ENDED
                                                                          ---------------------------------------
                                                                          SEPTEMBER 28, 1997    SEPTEMBER 29, 1996

-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings                                                                 $55,060            $40,559
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                                                 36,167             28,269
    Equity in loss of unconsolidated affiliates                                      665             14,749
    Deferred income taxes                                                            -                  616
    Write-off of project note receivables                                            -                 (340)
    Changes in operating assets and liabilities:
      Other current assets                                                        (4,815)           (15,460)
      Accounts payable                                                            (6,753)             7,314
      Accrued expenses                                                            25,067             34,849
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                        105,391            110,556
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable                                                  (1,328)              (453)
    Proceeds from repayment of notes receivable                                    5,868             10,349
    Investment in and notes receivable from unconsolidated affiliates               (338)           (53,664)
    Payments for property and equipment                                         (144,100)          (261,508)
    Sales (Purchases) of securities available for sale                             4,045            (19,750)
    Decrease in cash and cash equivalents-restricted and other                     4,198                649
    Increase in other long-term assets                                           (10,309)           (13,455)
-------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                           (141,964)          (337,832)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock-net                                       956             15,047
    Debt issuance costs and deferred financing costs                                (276)            (5,018)
    Proceeds from issuance of long-term debt                                      45,088             18,429
    Payments on long-term debt and capital lease obligations                     (16,116)            (9,664)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         29,652             18,794
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (6,921)          (208,482)
Cash and cash equivalents - beginning of period                                  147,254            334,772
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $140,333           $126,290
====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest - net of capitalized interest                                   $29,731             $9,883
        Income taxes                                                             $19,642            $15,719



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                  (UNAUDITED)




NOTE 1  UNAUDITED FINANCIAL STATEMENTS

        Grand Casinos, Inc. and Subsidiaries, collectively the Company, develop, construct, and manage land-based and dockside casinos and related hotel and entertainment facilities. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi, and manages two Indian-owned casinos in Minnesota and two Indian-owned casinos in Louisiana. Related hotel facilities at Company-owned Grand Casino Biloxi, located in Biloxi, Mississippi, are currently under construction. In addition, related hotel facilities at Indian-owned Grand Casino Hinckley, located in Hinckley, Minnesota, are currently under construction and are scheduled to open during the fourth quarter. The Company also owns approximately 42% of Stratosphere Corporation (Stratosphere), which owns and operates Stratosphere Tower, Casino & Hotel in Las Vegas, Nevada. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997. See Note 7 for further discussion regarding Stratosphere's bankruptcy proceeding.


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

        Operating results for the nine months ended September 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

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

NOTE 2  NEW ACCOUNTING PRONOUNCEMENT

        During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which requires the disclosure of basic earnings per share and diluted earnings per share. The Company will adopt Statement 128 in fiscal 1997.

NOTE 3  PREOPENING EXPENSES

        Expenses incurred prior to opening of Company-owned facilities are capitalized and amortized to expense using the straight-line method over the six months following the opening of the respective facilities. These costs include direct payroll and other operating costs incurred prior to commencement of operations. Depreciation and amortization for the nine months ended September 28, 1997 and September 29, 1996 includes approximately $1.3 million and $5.6 million of preopening amortization expense, respectively. For the three months ended September 28, 1997 and September 29, 1996, approximately $.4 million and $5.2 million, respectively, of preopening amortization was expensed.


NOTE 4  INTEREST COSTS

        The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects at Company-owned facilities. Such costs are amortized over the related assets' estimated useful lives. For the nine months ended September 28, 1997 and September 29, 1996, approximately $6.3 million and $14.1 million, respectively, of interest cost was capitalized. For the three months ended September 28, 1997 and September 29, 1996, approximately $2.6 million and $1.0 million, respectively, of interest cost was capitalized.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




NOTE 5  NOTES RECEIVABLE

        Notes receivable consist of the following (in thousands):

                                                  Sept. 28, 1997  Dec. 29, 1996
                                                  --------------  -------------
        Notes from the Coushatta Tribe with
        interest at a defined reference rate plus
        1% (not to exceed 16%), receivable in
        84 monthly installments through
        January 2002                                    23,182          23,800

        Notes from the Tunica-Biloxi Tribe with
        interest at a defined reference rate plus
        1% (not to exceed 16%), receivable in
        84 monthly installments through June
        2001                                            10,963          12,558

        Other, less allowance for doubtful accounts
        of $3,050 and $3,050, respectively                 971           2,206
                                                       -------         -------
                                                       $35,116         $38,564
        Less current installments of notes
        receivable                                      (7,171)         (7,792)
                                                       -------         -------
        Notes receivable-less current installments     $27,945         $30,772
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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 6  LONG-TERM DEBT (CONTINUED)

        On May 10, 1996, the Company completed a $120 million Senior Secured Term Loan through BankAmerica Leasing and Capital Group. The five-year Senior Secured Term Loan Facility, with varying interest rates ranging from 1.75% to 2.50% over the LIBO Rate, is being used for the continued development of the Company's Grand Casino Tunica project, located in northern Mississippi, just outside of Memphis, Tennessee.
        Approximately $90 million of the loan was used for furniture, fixtures and equipment for the 340,000 square foot casino complex. The balance of approximately $30 million was used to construct a 600-room hotel at Grand Casino Tunica. As of September 28, 1997, $104.3 million was the balance owing under the Senior Secured Term Loan Facility (see Note 8).

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

        The proposed plan of reorganization and the related investment agreement provided that the Company's obligations to participate in the proposed reorganization were conditioned on Stratosphere obtaining average monthly consolidated cash flow (as defined in the investment agreement) of at least $2,267,000 for the months between October 1, 1996 and June 30, 1997. In June 1997, Stratosphere announced that its average monthly-consolidated cash flow for the eight-month period ended May 25, 1997 was $1,470,996. As a result of Stratosphere's inability to satisfy the consolidated cash flow condition, the Company terminated the original investment agreement.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

           STRATOSPHERE CORPORATION (CONTINUED)

           On June 20, 1997, Stratosphere and the Company entered into an amended investment agreement and filed an amended plan of reorganization, establishing modified terms and conditions of the Company's proposed participation in the reorganization of Stratosphere.

           On July 25, 1997, Stratosphere advised the Company that an independent committee of Stratosphere's Board of Directors had reached a preliminary determination that a restructuring proposal presented to Stratosphere by High River Limited Partnership and American Real Estate Partners, L.P. (collectively "High River") was more favorable than the restructuring proposal contained in the amended investment agreement and plan of reorganization. The restructuring proposal presented by High River did not provide the Company with any opportunity to invest in or otherwise participate in the ownership of reorganized Stratosphere.

           On July 31, 1997, the Company announced that the members of the Company's Board of Directors who had also been members of Stratosphere's Board of Directors had resigned from their positions as Stratosphere board members. Accordingly, no director or officer of the Company is a director or officer of Stratosphere.

           On October 9, 1997, the Company announced that it had been unable to reach an agreement with the holders of a significant portion of Stratosphere's first mortgage for a consensual reorganization of Stratosphere involving the Company's participation. The Company also announced that it had informed Stratosphere that the Company had no intention of participating in any Stratosphere plan of reorganization. The Company has terminated the amended investment agreement with Stratosphere entered into on June 20, 1997.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

           STRATOSPHERE CORPORATION (CONTINUED)

           This issue is currently the subject of litigation in Stratosphere's Chapter 11 bankruptcy proceedings and in U.S. District Court in Nevada. See Part II - Item 1. Legal Proceedings of this Form 10-Q.

           LOAN GUARANTY AGREEMENTS

           The Company has guaranteed two loan and security agreements entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment and for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreements extend through 1998 and 2000, respectively, and as of September 28, 1997, the amounts outstanding were $4.0 million and $14.0 million, respectively.

           The Company has also guaranteed loan and security agreements entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of September 28, 1997, the amounts outstanding were $5.8 million. In addition, on May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years.

           The Company has entered into a master hotel development agreement with Casino Resource Corporation for the Grand Casino Hinckley Inn adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage for the hotel which had an unpaid principal balance of $2.5 million as of September 28, 1997.

           The Company has provided a limited guaranty for the purpose of financing Stratosphere Corporation hotel and casino equipment subject to a maximum limitation amount of $8.7 million.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                  (UNAUDITED)



NOTE 8   SUBSEQUENT EVENTS

         On September 30, 1997 the Company closed on $100 million in bank financing. The 5-year Revolving Senior Secured Capital Lease Term Loan Facility will be used for the continued development of Grand Casino Tunica, located in northern Mississippi, and Grand Casino Gulfport, located in Gulfport, Mississippi, as well as other general corporate purposes. As of November 7, 1997, no advances relating to this financing had been made.

         On October 14, 1997, the Company closed on a $115.0 million, 9.0%, seven year, Senior Unsecured Note offering. The proceeds from the offering will be used to refinance an existing bank capital lease in approximately the same amount (see Note 6). The Senior Notes will rank pari passu in right of payment with all senior indebtedness and senior in right of payment to all subordinated indebtedness.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The Company develops, constructs and manages land-based and dockside casinos. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica, and from management fee income from Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta.

         Pursuant to the Mille Lacs, Hinckley, Avoyelles, and Coushatta management contracts, the Company receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta. The management agreement for Grand Casino Mille Lacs will expire in April 1998, and will not be renewed. No decision has been made with respect to renewal of the management agreement for Grand Casino Hinckley, which expires in June 1999.

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

           The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions and the occurrence of certain events, including obtaining governmental approvals and increased competition, many of which are beyond the control of the Company. The Company expects that Grand Casino Biloxi and Grand Casino Gulfport may be affected by the addition of new competition on the Mississippi Gulf Coast. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

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

           RESULTS OF OPERATIONS

           NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 1996

           Earnings Per Common Share and Net Earnings

           Earnings per common share for the nine months ended September 28, 1997 were $1.27 versus $.94 for the prior year's comparable period based upon weighted average common shares outstanding of 43.3 million and 43.0 million for the nine month periods ended September 28, 1997 and September 29, 1996, respectively.

                        GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (UNAUDITED)

           Earnings Per Common Share and Net Earnings (Continued)

           Net earnings for the nine months ended September 28, 1997 increased $14.5 million to $55.1 million. Net earnings for the comparable period in the prior fiscal year included a $14.7 million loss related to unconsolidated affiliates, whereas net earnings for the nine months ended September 28, 1997 includes only a $.7 million loss related to unconsolidated affiliates. An increase of $11.8 million in interest expense is offset by less preopening expense and improved operating results at Grand Casino Tunica.

           Gross Revenues

           Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $348.1 million in gross casino revenue and $85.3 million in gross hotel, food, beverage, retail and entertainment revenue during the nine months ended September 28, 1997. During the nine months ended September 29, 1996, Grand Casino Tunica, Grand Casino Biloxi and Grand Casino Gulfport generated $264.0 million in gross casino revenue and $61.0 million in gross food, beverage, and retail revenue. The increase in gross revenues is primarily related to Grand Casino Tunica which contributed $141.3 million of gross revenues for the nine months ended September 28, 1997 compared to $38.0 million for the same period in 1996. Grand Casino Tunica was open all of 1997 compared to being open approximately one quarter in 1996. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $5.1 million for the nine months ended September 28, 1997 compared to the same period in the prior year. For the nine months ended September 28, 1997, management fees were approximately even with management fees for the same period in the prior year.

           Net Revenues

           Net revenues for the Company increased $97.0 million for the nine months ended September 28, 1997 compared to the same period in the prior year. The increase in net revenues is primarily due to Grand Casino Tunica, which contributed net revenues of $128.3 million during the nine months ended September 28, 1997 compared to $35.1 million during the nine months ended September 29, 1996. Grand Casino Tunica was open all of 1997 compared to being open approximately one quarter in 1996. In addition, combined net revenues of Grand Casino Biloxi and Grand Casino Gulfport increased $3.5 million for the nine months ended September 28, 1997 compared to the same period in the prior year.

                         GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (UNAUDITED)


           Net Revenues (Continued)


           The Company implemented a new marketing campaign in 1997 for Grand Casino Biloxi and Grand Casino Gulfport. This campaign has increased the level of play, however, it has made only a slight impact on win due to lower win percentages in table games and slots. The increase in net revenues for Grand Casino Biloxi and Grand Casino Gulfport has principally been due to non-gaming revenues.

           Costs and Expenses

           Total costs and expenses increased $80.3 million from $265.9 million for the nine months ended September 29, 1996 to $346.2 million for the nine months ended September 28, 1997.

           Casino expenses were $121.0 million for the nine months ended September 28, 1997 compared to $90.2 million for the comparable period last year. The increase of $30.8 million was comprised of additional casino expenses for Grand Casino Tunica in the amount of $26.4 million. Grand Casino Tunica was open all of 1997, compared to being open approximately one quarter in 1996. The casino expenses for Grand Casino Biloxi and Grand Casino Gulfport increased $4.4 million for the nine months ended September 28, 1997 compared to the same period in the prior year. The increase was principally a result of additional complimentaries and labor to service and attract guests. Food and beverage expenses increased $6.8 million to $25.3 million during the nine-month period ended September 28, 1997, $4.7 million of which related to Grand Casino Tunica being open all of 1997 compared to approximately one quarter in 1996.

           Selling, general, and administrative expenses increased $30.8 million from $102.5 million for the nine months ended September 29, 1996 to $133.3 million for the nine months ended September 28, 1997. Grand Casino Tunica's selling, general, and administrative expenses increased $32.6 million from the nine months ended September 29, 1996 to the nine months ended September 28, 1997. In addition, combined selling, general, and administrative expenses for Grand Casino Biloxi and Grand Casino Gulfport increased slightly from 1996 to 1997 ($.5 million). Corporate expense decreased $2.8 million from the nine months ended September 29, 1996 to the nine months ended September 28, 1997 as a result of corporate reorganization plans implemented in late 1996.

                       GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS
                                    (UNAUDITED)



           Other


           Interest income decreased by $4.0 million to $9.5 million for the nine months ended September 28, 1997 from the comparable period last year. This decrease is primarily attributable to lower cash balances due to construction at Grand Casino Biloxi and Grand Casino Tunica. Interest expense increased by $11.8 million to $33.6 million for the nine months ended September 28, 1997 compared to $21.7 million for the nine months ended September 29, 1996. The increase is the result of a reduction in capitalized interest relating to the construction at Grand Casino Tunica and interest expense incurred under the $120 million Senior Secured Term Loan. Capitalized interest was $6.3 million and $14.1 million for the nine months ended September 28, 1997 and September 29, 1996, respectively.

           THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 1996

           Earnings Per Common Share and Net Earnings

           Earnings per common share for the three months ended September 28, 1997 were $.51 versus $.08 for the prior year's comparable period based upon weighted average common shares outstanding of 43.6 million and 42.8 million for the three month periods ended September 28, 1997 and September 29, 1996, respectively. Net earnings increased $18.7 million to $22.2 million for the three months ended September 28, 1997 compared to the same period in the prior year.

           The increase in net earnings is attributable to no loss from Stratosphere for the three months ended September 29, 1997, and preopening expenses at Grand Casino Tunica in 1997. During the three months ended September 29, 1996, equity in loss of unconsolidated affiliates was $10.9 million, whereas, for the three months ended September 29, 1997 it was $.5 million. Grand Casino Tunica expensed $5.2 million in preopening costs for the three months ended September 29, 1996 compared to $.3 million for the same period in 1997.

                       GRAND CASINOS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)



        Gross Revenues

        Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $125.8 million in gross casino revenue and $31.3 million in gross hotel, food, beverage, retail, and entertainment revenue during the three months ended September 28, 1997. During the three months ended September 29, 1996, Grand Casino Tunica, Grand Casino Biloxi and Grand Casino Gulfport generated $109.4 million in gross casino revenue and $24.5 million in gross hotel, food, beverage and retail revenue.

        The increase in gross revenues is primarily attributable to the opening of Grand Casino Tunica which contributed $54.7 million of gross revenues for the three months ended September 28, 1997 compared to $33.0 million for the same period in 1996. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $1.5 million for the three months ended September 28, 1997 compared to the same period in the prior year. Management fees were approximately even for the three months ended September 28, 1997 compared to the same period in the prior year.

        Net Revenues

        Net revenues for the Company increased $20.9 million for the three months ended September 28, 1997 compared to the same period in the prior year. The increase in net revenues is primarily due to Grand Casino Tunica, which contributed net revenues of $49.7 million during the three months ended September 28, 1997, compared to $30.3 million during the three months ended September 29, 1996. In addition, combined net revenues of Grand Casino Biloxi and Grand Casino Gulfport increased $.8 million for the three months ended September 28, 1997 compared to the same period in the prior year.

        Costs and Expenses

        Total costs and expenses increased $9.3 million from $113.7 million for the three months ended September 29, 1996 to $123.0 million for the three month period ended September 28, 1997. Casino expenses were $43.0 million for the three month period ended September 28, 1997 compared to $39.5 million for the comparable period in 1996.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                  (UNAUDITED)




           Costs and Expenses (Continued)




           The increase of $3.5 million was comprised of additional casino expenses for Grand Casino Tunica in the amount of $2.6 million and a combined increase for Grand Casino Biloxi and Grand Casino Gulfport of $.9 million for the three months ended September 28, 1997 compared to the same period in the prior year. Food and beverage expenses decreased $.2 million to $8.8 million for the three month period ended September 28, 1997. Selling, general, and administrative expenses increased $7.7 million from $40.6 million for the three months ended September 29, 1996 to $48.4 million for the three months ended September 28, 1997.

           Grand Casino Tunica's selling, general, and administrative expenses increased $5.3 million from the three months ended September 29, 1996 to the three months ended September 28, 1997. In addition, combined selling, general, and administrative expenses for Grand Casino Biloxi and Grand Casino Gulfport increased $2.5 million from the three months ended September 29, 1996 to the three months ended September 28, 1997. Corporate expenses for the three months ended September 28, 1997 decreased slightly from the same period in 1996.

           Other

           Interest income decreased by $1.2 million to $2.8 million for the three months ended September 28, 1997. This decrease is primarily attributable to lower cash balances due to construction at Grand Casino Biloxi and Grand Casino Tunica. Interest expense decreased by $.2 million to $11.0 million for the three months ended September 28, 1997 compared to $11.2 million for the three months ended September 29, 1996. The decrease is the result of an increase in capitalized interest relating to the construction at Grand Casino Tunica and Grand Casino Biloxi, which is offset by interest expense on additional advances under the $120 million Senior Secured Term Loan. Capitalized interest was $2.6 million and $1.0 million for the three months ended September 28, 1997 and September 29, 1996, respectively.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                  (UNAUDITED)



           CAPITAL RESOURCES AND LIQUIDITY

           As of September 28, 1997, the Company had cash and cash equivalents of $140.3 million. For the nine months ended September 28, 1997, capital expenditures were $144.1 million compared to $261.5 million for the comparable period in the prior year. The majority of expenditures for the nine months ended September 28, 1997, related to additional construction at Grand Casino Biloxi and Grand Casino Tunica. Based on the projected cash generated from operations, current cash and cash equivalents, and available credit facilities, the Company believes it will have sufficient resources to fund operations and proposed capital expenditures during the next twelve months.

           Pursuant to the Company's covenants related to the $450.0 million First Mortgage Notes and the $115.0 million Senior Notes, the Company is restricted from paying cash dividends and must maintain certain financial ratios. Because of such restrictions and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.

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



           FORWARD-LOOKING STATEMENTS (CONTINUED)

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         The following descriptions are summaries of the status of each of the following legal proceedings as of November 1, 1997. More complete information may be obtained by reviewing the court files pertaining to such actions.

         COHEN - FEDERAL ACTION

         In April 1994, Harvey Cohen brought an action in the United States District Court for the District of Nevada -- Harvey Cohen, et. al. v. Stratosphere Corporation, et. al. - Case No. CV-S-94-00334 DWH (LRL) -- against various defendants, including Grand Casinos Resorts, Inc. ("Resorts"), a wholly owned subsidiary of the Company. Cohen alleges federal securities law violations and various state law claims in connection with the initial public offering (the "IPO") for Stratosphere Corporation ("Stratosphere"). Cohen brought the action as a class action, and alleges that the defendants deprived the plaintiffs of the opportunity to purchase Stratosphere common stock in the IPO.

         In April 1995, the federal district court dismissed the action. In May 1995, the plaintiffs filed a notice of appeal of the dismissal with the United States Court of Appeals for the Ninth Circuit. The appeal -- Case No. CA 95-16098 -- was subsequently briefed and argued, and in June 1997, the Appeals Court issued its decision affirming the district court's dismissal of the action. Because the plaintiffs did not request reconsideration or review of the Appeals Court's decision by the applicable deadline, the district court's dismissal of the action is final.

         COHEN - STATE ACTION

         In August 1995, Harvey Cohen brought an action in the District Court for Clark County, Nevada -- Harvey J. Cohen, et. al. v. Stratosphere Corporation, et. al. - Case No. A349985 -- against various defendants, including Grand Casinos Resorts, Inc., a wholly owned subsidiary of the Company. Cohen brought the action as a class action, and makes substantially the same claims as made in the federal action brought by Cohen and described above.

         The state action has, by agreement of the parties, been stayed pending a decision in the federal court action. The Company intends to request that the state action be dismissed.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)




           CALIFORNIA VIDEO POKER LITIGATION

           In April 1996, three plaintiffs brought an action in the Superior Court of California, County of San Diego -- Tom Payne, et. al. v. Aztar Corporation, et. al. - Case No. 698592 -- against several defendants, including the Company. The plaintiffs alleged that the defendants participated in fraudulent and misleading conduct intended to induce plaintiffs to play video poker machines based on false beliefs regarding how such machines operate, and that the defendants' alleged conduct violates various provisions of California law. The plaintiffs sought to have the action certified a class action, compensatory and punitive damages and other relief.

           The defendants submitted various motions to dismiss the action, including a motion by the Company based on the claim that the California court does not have jurisdiction over the Company.

           In March 1997, the court required the plaintiffs to file a complaint stating more clearly the basis on which the plaintiffs claim the defendants violated California law. In April 1997, the plaintiffs filed an amended complaint. The amended complaint included allegations that the defendants directed advertisements to California residents that included false statements regarding video poker machines.

           The Company continued to assert that the California courts do not have jurisdiction over the Company, and, therefore submitted a motion to dismiss the action with respect to the Company.

           Certain of the defendants in the action - - not including the Company - - submitted a motion to dismiss based on a claim that the U.S. Constitution precludes California courts from considering the plaintiffs' claims against those defendants. Before the court ruled on the Company's jurisdictional motion, the court granted the other defendants' constitutional motion. The Company has been advised that the plaintiffs intend to appeal the dismissal order.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)




           CALIFORNIA VIDEO POKER LITIGATION (CONTINUED)

           In October 1997, the plaintiffs and the defendants who submitted jurisdictional motions to dismiss (including the Company) entered into an agreement pursuant to which the plaintiffs' claims against those defendants will be dismissed. If the plaintiffs' appeal is unsuccessful, the constitutional dismissal will apply to all defendants in the action - - including the Company. If the plaintiff's appeal is successful, the plaintiffs will have the right to reinstate their claims against all of the defendants. If the plaintiffs reinstate their claims against the Company, the Company will be free to reinstate its jurisdictional motion to dismiss.

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

           In March 1997, various defendants (including the Company) filed (i) motions to dismiss the amended complaint, and (ii) motions to stay the consolidated action pending consideration of the plaintiff's allegations by various gaming regulatory authorities. As of November 1, 1997, the Company has not received notice of a decision regarding any of such motions.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)



STRATOSPHERE SECURITIES LITIGATION - FEDERAL (CONTINUED)


o    Regina Peltz, et. al. v. Stratosphere Corporation, et. al.

o    Robert Stengel, et. al. v. Stratosphere Corporation, et. al.

o    Robert Johnson, et. al. v. Stratosphere Corporation, et. al.

o    David Vallee, et. al. v. Stratosphere Corporation, et. al.

o    Anthony L. Poli, et. al. v. Stratosphere Corporation, et. al.

o Darrell Russell and Gail Russell, et. al. v. Stratosphere Corporation, et. al.

o    Mitchell Gordon, et. al. v. Stratosphere Corporation, et. al.

o    James J. Enright, Jr. v. Stratosphere Corporation, et. al.



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

           In August 1997, the plaintiffs filed a second amended complaint.
           In September 1997, certain of the defendants, including the Company and the Company's officers and directors named as defendants, submitted motions to dismiss the second amended complaint on various grounds, including the Company's claim that the second amended complaint fails to state a valid cause of action against the Company and those officers and directors.

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

           GRAND SECURITIES LITIGATION - FEDERAL

           In September and October 1996, two actions (Joel Blake, et. al. v. Grand Casinos, Inc., et. al. and Robert D. Marcus, et. al. v. Grand Casinos, Inc., et. al.) were filed by Company Shareholders in the United States District Court for the District of Minnesota against the Company and certain of the Company's directors and officers.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)


           GRAND SECURITIES LITIGATION - FEDERAL (CONTINUED)

           The complaints allege misrepresentations, federal securities law violations and other claims in connection with the Stratosphere project.

           The actions have been consolidated In Re: Grand Casinos, Inc. Securities Litigation - Master File No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants have submitted a motion to dismiss the consolidated complaint. The court heard arguments regarding the motion in May 1997, but as of November 1, 1997, the Company has not received notice of a decision regarding the motion to dismiss.

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

           The complaint seeks lost profits that which the plaintiff claims it would have received had the Company not withdrawn. The Company believes that it had legitimate business reasons to withdraw from the proposed project.

           The Company and the other defendants have submitted answers denying the allegations of the complaint. The parties to the action then began discovery.

           In October 1997, plaintiff and the defendants signed a settlement agreement pursuant to which the complaint will be dismissed.

           DERIVATIVE ACTION

           In February 1997, certain shareholders of the Company brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et. al. v. Lyle Berman, et. al. - Court File No. MC97-002807 -- against certain officers and directors of the Company. The plaintiffs allege that those officers and directors breached certain fiduciary duties to the shareholders of the Company as a result of certain transactions involving the Stratosphere project.
                                     - 28 -

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)

           DERIVATIVE ACTION (CONTINUED)

           The Company's Board of Directors appointed an independent special litigation committee to evaluate whether the Company should pursue the claims against the officers and directors.

           The Company's officers and directors named as defendants in the action have filed an answer to the complaint. The special litigation committee asked the court stay discovery in the action pending completion of the special litigation committee's evaluation. Discovery has been stayed pending the special litigation committee's evaluation. As of November 1, 1997, the special litigation committee is conducting its evaluation.

           STRATOSPHERE VACATION CLUB LITIGATION

           In late April, 1997, the Company and Grand Casinos Resorts, Inc. ("Resorts"), a wholly-owned subsidiary of the Company, were served with a summons and a second amended complaint in an action in District Court in Clark County, Nevada -- Richard Duncan, et. al. vs. Bob and Jane Doe Stupak, et. al. - Case No. A370127. The plaintiffs allege that the defendants, including the Company and Resorts, engaged in acts that which constitute "consumer fraud" under Nevada law in connection with vacation packages which the defendants claim to have purchased from Bob Stupak. The plaintiffs also allege "unjust enrichment", breach of contract and other claims under Nevada law. The plaintiffs seek to pursue their claims as a class action, and ask for various remedies including compensatory damages and punitive damages.

           The Company has submitted a motion to dismiss the complaint as it pertains to Company and Resorts. The court denied the motion to dismiss. Discovery has been commenced.

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



           STRATOSPHERE NOTEHOLDER COMMITTEE BANKRUPTCY COURT ACTION
           (CONTINUED)

           In the motion, the Committee seeks Bankruptcy Court authorization to compel the Company to fund up to $60 million in "capital contributions" to Stratosphere over three years, based on the Committee's claim that such "contributions" are required by the Standby Equity Commitment.

           Both the Company and Stratosphere opposed the Committee's motion. The Bankruptcy Court held a preliminary hearing on the Committee's motion in June 1997, and set evidentiary hearings in December 1997 on the issues raised by the Committee's motion and the Company's opposition to that motion.

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

           STANDBY EQUITY COMMITMENT LITIGATION

           In September 1997, the successor trustee (the "Stratosphere Trustee") under the indenture pursuant to which Stratosphere Corporation issued Stratosphere Corporation's first mortgage notes filed a complaint in the United States District Court for the District of Nevada - - IBJ Schroeder Bank & Trust Company, Inc. vs. Grand Casinos, Inc. - File No. CV-S- 97-01252-DWH (RJJ) - - naming the Company as defendant.

           The complaint alleges that the Company failed to perform under a Standby Equity Commitment entered into between Stratosphere Corporation and the Company in connection with Stratosphere Corporation's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Committee claims are Grand's obligations under the Standby Equity Commitment. The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)



        STANDBY EQUITY COMMITMENT LITIGATION (CONTINUED)

        The complaint was served on the Company on October 6, 1997. The Company has yet not responded to the complaint.

        The Company has, however, asserted in previous filings with the United States Securities and Exchange Commission (and continues to assert) that as a result of Stratosphere's bankruptcy filing and the application of bankruptcy laws, the enforceability of the Standby Equity Commitment is in question.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit No.

                 4.1 Second Amendment to Indenture, dated as of September 16, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc. - Gulfport, Grand Casinos of Mississippi, Inc. - Biloxi, Grand Casinos Biloxi Theater, Inc., Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. - Tunica-Biloxi, Grand Casinos of Louisiana, Inc. - Coushatta, GCA Acquisition Subsidiary, Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts I, Inc., Grand Casinos Nevada I, Inc., and Firstar Bank of Minnesota, N.A.

                 4.2 Third Amendment to Indenture, dated as of September 25, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc. - Gulfport, Grand Casinos of Mississippi, Inc. - Biloxi, Grand Casinos Biloxi Theater, Inc., Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. - Tunica-Biloxi, Grand Casinos of Louisiana, Inc. - Coushatta, GCA Acquisition Subsidiary, Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts I, Inc., Grand Casinos Nevada I, Inc., BL Resorts I, LLC, GCG Resorts I, LLC and Firstar Bank of Minnesota, N.A.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)



           (a)  Exhibit No.  (Continued)

                 4.3 Indenture, dated as of October 16, 1997, between Grand Casinos, Inc., the Guarantors and Firstar Bank of Minnesota, N.A. (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-39009.)

                 4.4 Registration Rights Agreement, dated as of October 16, 1997, between Grand Casinos, Inc., the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, as amended, File No. 333-39009.)

                 10.1 Participation Agreement, dated as of September 29, 1997, by and among BL Resorts I, LLC, GCG Resorts I, LLC, Grand Casinos, Inc. and its Subsidiaries Listed on
                      Schedule I, as Guarantors, Hancock Bank, the Persons Listed on Schedule II, as Lenders, Societe Generale, The Sumitomo Bank, Limited, and Wells Fargo Bank, National Association, as Co-Agents, the Mitsubishi Trust and Banking Corporation, as Lead Manager, and BA Leasing & Capital Corporation, as Arranger and Administrative Agent, including Appendix.

                 10.2 Master Lease Agreement and Deed of Trust, dated as of
                      September 29, 1997, between Hancock Bank and BL Resorts I, LLC and GCG Resorts I, LLC.

                 10.3 Reducing Revolving Loan Agreement, dated as of September
                      29, 1997, among Hancock Bank, BA Leasing & Capital Corporation, Societe Generale, The Sumitomo Bank, Limited, and Wells Fargo Bank, National Association, The Mitsubishi Trust and Banking Corporation, and the Persons named on Schedule I, as Lenders.

                 10.4 Trust Agreement, dated as of September 29, 1997, between
                      BL Resorts I, LLC and GCG Resorts I, LLC, and Hancock
                      Bank.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION
                                  (CONTINUED)



           (a)  Exhibit No.  (Continued)


                 10.5 Guaranty, dated as of September 29, 1997 of Grand
                      Casinos, Inc., and its Subsidiaries named therein in favor of the Beneficiaries named therein.

                 10.6 Purchase Agreement, dated as of October 9, 1997, by and among Grand Casinos, Inc., the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-39009.)

                 27   Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarterly period ended September 28, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 12, 1997  GRAND CASINOS, INC.
                           ----------------------------
                           Registrant



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