Form 10-K405
period 1997-12-28
GRAND CASINOS INC
filed 1998-03-30
CIK 878321

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997,
                                       OR

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
        Common Stock $0.01 par value                        New York Stock Exchange
    10.125% First Mortgage Notes due 2003                   New York Stock Exchange
     9% Senior Unsecured Notes due 2004                              None

Securities registered pursuant to Section 12(g) of the Act.

                                      None

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

Yes  X      No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1998, 42,049,443 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on such date, based upon the last sale price of the common stock as reported on the New York Stock Exchange on March 25, 1998, was $685,931,539. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART II AND IV -- Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1997, are incorporated by reference into Items 5 through 8, inclusive.

     PART III -- Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 15, 1998, are incorporated by reference into Items 10 through 13, inclusive.
================================================================================

ITEM 1. BUSINESS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Grand Casinos, Inc. (the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "-- Certain Factors."

     Grand Casinos, Inc. (the "Company") is a casino entertainment company that develops, constructs and manages land-based and dockside casinos in emerging and established gaming markets. The Company's strategy is to distinguish itself within its markets by offering superior facilities with extensive nongaming amenities, combined with experienced corporate and casino management and comprehensive marketing programs.

     The Company owns and operates Grand Casino Biloxi and Grand Casino Gulfport, the two largest casinos on the Mississippi Gulf Coast. Grand Casino Gulfport opened on May 14, 1993 and Grand Casino Biloxi opened on January 17, 1994.

     The Company owns and operates Grand Casino Tunica, the largest dockside casino in Mississippi and one of the largest casinos in the United States. The Company is continuing the development of Grand Casino Tunica into a destination gaming resort featuring four themed casinos. Grand Casino Tunica currently features two hotels offering an aggregate of 766 rooms, six restaurants and a live entertainment lounge. Other amenities include a convention center, a Grand Casino Kids Quest(SM) child care facility, a Grand Arcade, and valet and self-parking for approximately 5,400 vehicles. Additions currently under construction include an 18-hole professionally designed championship golf course and driving range and a convention facility. Grand Casino Tunica offers a 400,000-square-foot, three-story, multi-themed casino complex containing approximately 140,000 square feet of gaming space with approximately 3,000 slot machines and 108 table games.

     The Company manages Grand Casino Mille Lacs in Onamia, Minnesota, and Grand Casino Hinckley in Hinckley, Minnesota. Grand Casino Mille Lacs and Grand Casino Hinckley rank among Minnesota's largest Indian gaming enterprises. The Company's management contract for Grand Casinos Mille Lacs will expire in April 1998 and will not be renewed. In addition, the Company manages two land-based, Indian-owned casinos in Louisiana: Grand Casino Avoyelles, in Marksville, Louisiana, for the Tunica-Biloxi Tribe of Louisiana ("Tunica-Biloxi Tribe") and Grand Casino Coushatta, in Kinder, Louisiana, for the Coushatta Tribe of Louisiana ("Coushatta Tribe").

     The Company periodically evaluates its development program and may determine to complete projects not described herein or may determine not to develop any project, based upon market, financial, or regulatory factors. No assurance can be given that any of these projects will be completed as scheduled or contemplated.

     Business Strategy

     The Company develops casino properties that offer the opportunity for long-term development of related entertainment amenities. The Company's strategy is to develop hotels, theaters, recreational vehicle parks, and other complementary amenities designed to enhance the customers' total entertainment experience and differentiate the Company's facilities and operations from most of its competitors.

     The Company is dedicated to providing high quality, comprehensive entertainment, with focused attention to customer service. The Company's modern facilities, staffed with well trained local employees, offer a casual environment designed to appeal to the family-oriented, middle income customer. The Company strives to offer its customers creative gaming selections in a pleasant, festive, and smoke- and climate-controlled setting. The Company also offers reasonably priced, high-quality food, video arcades and Grand Casino Kids Quest(SM), a professionally supervised entertainment and child care center.

     Marketing

     The Company targets its marketing strategy to attract and retain the repeat customer. Management believes that the Company's emphasis on enhancing the entertainment value represented by the Grand Casino experience, coupled with marketing programs, contributes to attracting the repeat customer.

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

     Grand Casino Biloxi is a three-story building built upon a moored steel barge with approximately 250,000 square feet of interior space. Although the structure is similar to Grand Casino Gulfport, Grand Casino Biloxi features a different color scheme and theme to differentiate the casinos. The main casino floor is located on the second level to facilitate customer movement directly from the hotel lobby and show theater via covered walkways connecting the facilities. A pedestrian walkway connects the casino to 3,500 parking spaces available for guests.

     The casino area features approximately 115,000 square feet of gaming space containing approximately 2,300 slot machines and 121 table games, including blackjack tables, craps tables, roulette wheels, Big Six wheels, poker tables, a baccarat table, pai gow poker tables, Caribbean stud tables, and mini-baccarat tables. Grand Casino Biloxi has six restaurants, including a buffet, a full service restaurant, a steakhouse and a themed, express diner featuring national and regional favorites, all located on the facility's third floor. In 1995, Grand Casino Biloxi opened a twelve-story, 500-room hotel adjacent to the casino, together with a Grand Casino Kids Quest(SM) child care entertainment center located on the first floor. Among the property's unique features is the Mississippi Long Bar Gambling Hall & Saloon, including a 110-foot bar with food, live music, and over 300 video slots and table games. Grand Casino Biloxi also operates a 1,600-seat show theater adjacent to the casino that features a production/variety show with matinee and evening performances, boxing events, and other professional entertainment.

     In February 1998, the Company opened a second hotel with a 500-room capacity, a 1,100 space parking garage, a destination spa and salon with a 134,000 square-foot outdoor pool, and a 60,000 square-foot convention center.

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

     Grand Casino Gulfport is a three story building set upon moored steel linked barges consisting of approximately 225,000 square feet of interior space. There are 3,500 parking spaces available for guests. Grand Casino Gulfport also offers a nightclub/entertainment complex adjacent to the casino that contains separately themed nightclubs.

     The casino area consists of approximately 110,000 square feet of gaming area containing approximately 2,100 slot machines and 97 table games, including blackjack tables, craps tables, roulette wheels, Big Six wheels, baccarat tables, pai gow poker tables, poker tables, Caribbean stud tables, and mini-baccarat tables. The casino area is spacious with ample seating provided for slot and table game guests. The casino is decorated in a colorful "carnival" Mardi Gras theme and features a state-of-the-art smoke removal system. The restaurants located in the casino include a buffet, a full service restaurant, a themed diner, and a steakhouse. In general, the restaurants offer moderately priced, high quality food to attract local and repeat guests. Other amenities include a Grand Casino Kids Quest(SM), a Grand Arcade, a multi-venue entertainment complex and America Live, a nightclub/entertainment complex containing separately-themed nightclubs. Grand Casino Gulfport has a seventeen-story, 400-room hotel adjacent to the casino.

     The Gulfport Oasis, the Company's new resort hotel, is currently under construction at Grand Casino Gulfport and is expected to be completed during 1999. Also under development is an approximately 1,750-acre recreation area between Gulfport and Biloxi. The Company intends to build an 18-hole championship golf course on the property, together with a clubhouse and sporting clays shooting facility. These projects are expected to be completed in mid 1999.

     Grand Casino Tunica

     Grand Casino Tunica opened on June 24, 1996 and is the largest dockside casino in Mississippi and one of the largest casinos in the United States. The Company is developing Grand Casino Tunica into a destination gaming resort featuring a multi-themed casino. Grand Casino Tunica currently features two hotels with an aggregate of 756 rooms. Other amenities include a convention center, a Grand Casino Kids Quest(SM) child care facility, a Grand Arcade, and valet and self-parking for approximately 7,200 vehicles. Additions currently under construction include an 18-hole professionally designed championship golf course and driving range.

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

     Grand Casino Tunica is a 400,000-square-foot, three-story, multi-themed casino complex containing approximately 140,000 square feet of gaming space with approximately 3,000 slot machines and 119 table games. Grand Casino Tunica features four unique themes of festive Americana: Gold Rush Era San Francisco, an 1890s Mississippi Riverboat Town, New Orleans Mardi Gras and the Great American West of the 1870s. The ambiance of each themed segment is created through elaborate decor reflective of each theme. Grand Casino Tunica offers its guests a choice of six restaurants, as well as an entertainment lounge and Player's Club.

     The 2,000 acre site for Grand Casino Tunica is conducive to significant long-term development of the site. Grand Casino Tunica's master plan contemplates additional entertainment amenities, including additional hotels, a second championship golf course, a village center containing additional hotel sites, restaurants, retail shopping and other attractions, and residential properties on the golf course. Such future developments are expected to be funded partly from cash flow but primarily through third party financing and/or other development arrangements. Such future developments, if completed, are expected to further enhance Grand Casino Tunica's status as a premier destination gaming resort and to encourage repeat visits. Any such additional development, however, will be dependent upon the operating results of Grand Casino Tunica and other future conditions, and no assurance can be given that any such additions will be completed.

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

     Grand Casino Mille Lacs opened on April 2, 1991. Grand Casino Mille Lacs is a 102,000 square foot facility that contains a 49,000-square-foot casino gaming room with approximately 1,250 slot machines and 36 blackjack tables. Additional facilities include a bingo hall, a full service restaurant, a buffet restaurant, an alcohol-free sports bar, a snack bar, a video arcade, a Grand Casino Kids Quest(SM) child entertainment center, a gift shop and parking for 1,900 vehicles.

     The Company's management contract for Grand Casino Mille Lacs will expire on April 2, 1998 and will not be renewed.

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

     Grand Casino Hinckley opened on May 15, 1992 and consists of an approximately 58,000 square foot casino gaming room containing approximately 2,000 slot machines and 46 blackjack tables. The facility also has a Grand Casino Kids Quest(SM) child entertainment center, a video arcade, a sports bar that serves alcoholic beverages, five restaurants, a gift shop, a 222-space recreational vehicle park, 50 fully furnished rental chalets, an 11,000 square-foot ballroom, and parking for approximately 2,300 cars.

     An unrelated third party operates a 150 room hotel in proximity to Grand Casino Hinckley. The Company has guaranteed the repayment of certain indebtedness secured by such hotel with an outstanding balance of approximately $2,451,000 as of December 28, 1997. During 1997, the Mille Lacs Band opened a 281 room hotel adjacent to Grand Casino Hinckley. The property also features an 18-hole golf course with a driving range, clubhouse, pro shop and snack bar.

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

     The Company loaned the Mille Lacs Band approximately $14.2 million to construct and open Grand Casino Hinckley, of which amount approximately $6.7 million was not, but may need to be, approved by the BIA and/or NIGC. The loan has been repaid in full. The Company also provided assistance to the Mille Lacs Band in connection with certain leases of equipment used at Grand Casino Hinckley. Each such lease provides the Mille Lacs Band with a purchase option at a nominal price upon expiration of the lease term. The leases further provide that in the event of default by the Mille Lacs Band, the Company may not receive payments under the Hinckley Management Agreement until such default has been cured.

     The Restated Hinckley Agreement provides that net distributable gaming profits, if any, are distributed 70% to the Mille Lacs Band and 30% to the Company, and that the Company receives an additional fee, determined pursuant to a sliding scale formula, with respect to non-gaming revenues.

     The Mille Lacs Band employs approximately 2,400 people at Grand Casinos Mille Lacs and Grand Casinos Hinckley. The Company is obligated to give a hiring and promotion preference and provide training , first to Mille Lacs Band members and their spouses and then to qualified members of other Indian bands or tribes. None of the employees of Grand Casinos Mille Lacs or Hinckley are represented by a labor union, and the Company believes employee relations at Grand Casinos Mille Lacs and Hinckley are good.

     The Mille Lacs Band has not yet advised the Company whether it intends to renew the restated Hinckley Management Agreement upon its expiration in 1999.

LOUISIANA CASINOS

     Grand Casino Avoyelles

     Grand Casino Avoyelles opened on June 3, 1994 and consists of an approximately 50,000 square foot casino gaming room containing approximately 1,600 slot machines and 58 table games. The facility also has a Grand Casino Kids Quest(SM) child entertainment center, a video arcade, a full service restaurant, a buffet restaurant, a gift shop and parking for approximately 2,250 vehicles.

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

     The Company leases land to the Tunica-Biloxi Tribe of Louisiana (the "Tunica-Biloxi Tribe") for a 220 room hotel which opened during 1996 and is located in proximity to Grand Casino Avoyelles. The Tunica-Biloxi Tribe operates the hotel as a part of the Grand Casino Avoyelles enterprise. The Company guarantees $16.5 million of Tunica-Biloxi Tribal indebtedness incurred in connection with the purchase of the hotel and has subordinated payment of the Company's management fee and any loan amounts owed by the Tunica-Biloxi Tribe to the Company to the repayment of such indebtedness. The indebtedness is scheduled to be fully repaid by April 2000.

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

     The Company loaned the Tunica-Biloxi Tribe an aggregate of approximately $23.5 million to construct and open Grand Casino Avoyelles, of which amount approximately $3.5 million was not, but may need to be, approved by the BIA and/or the NIGC. Approximately $10.4 million of such loans remained outstanding at December 28, 1997. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Tunica-Biloxi Agreement. The Company arranged for, and guaranteed payment of, approximately $14.1 million in equipment financing obtained by the Tunica-Biloxi Tribe. The equipment financing agreements provide that the Company is precluded from receiving loan repayments and payments under the Tunica-Biloxi Agreement if the tribe is in default under the equipment financing agreements. As of December 28, 1997, approximately $3.0 million remained outstanding on the tribe's equipment financing indebtedness.

     The Tunica-Biloxi Agreement was approved by the BIA on February 27, 1992. The Tunica-Biloxi Tribe and the State of Louisiana entered into a tribal-state compact on September 29, 1992, which was approved by the Secretary of the Interior on November 18, 1992. The compact expires on November 18, 1999 but will automatically renew for an additional seven year period unless either the Tunica-Biloxi Tribe or the State of Louisiana delivers to the other prior written notice of non-renewal not less than 180 days prior to November 18, 1999. In the event the compact is not renewed, legal gaming will not be permitted at Grand Casino Avoyelles. There can be no assurance that the compact with be renewed. The Company has been certified by the Louisiana State Police to manage the casino.

     Grand Casino Coushatta

     Grand Casino Coushatta opened on January 16, 1995 and consists of an approximately 71,000 square foot casino gaming room containing approximately 2,300 slot machines and 71 table games. The facility also has a Grand Casino Kids Quest(SM), a full service restaurant, a buffet restaurant, a snack bar, a gift shop, and parking for approximately 1,600 vehicles.

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

     The Company loaned the Coushatta Tribe an aggregate of approximately $38.3 million to construct and open Grand Casino Coushatta, of which amount up to approximately $20.3 million was not, but may need to be, approved by the BIA and/or NIGC. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Coushatta Agreement. Approximately $20.9 million of such loans remained outstanding as of December 28, 1997. The Company arranged for, and guaranteed payment of, approximately $22.3 million in equipment financing obtained by the Coushatta Tribe. The equipment financing agreements provide that the Company is precluded from receiving payments under the loans or the Coushatta Agreement if the tribe is in default under the equipment financing agreements. As of December 28, 1997, approximately $3.7 million remained outstanding on the tribe's equipment financing indebtedness.

     The Coushatta Tribe is constructing a hotel on trust land located adjacent to the casino. The Company guarantees $25.0 million of indebtedness incurred by the Tribe in connection therewith. Such indebtedness has a repayment term of approximately four years. The Company has subordinated payment of its management fee and repayment of any loans outstanding from the Coushatta Tribe to the repayment of such indebtedness. Advances of $2.7 million have been made to the Tribe as of March 25, 1998.

     The Coushatta Agreement was approved by the BIA on February 27, 1992. The Coushatta Tribe and the State of Louisiana entered into a tribal-state compact on September 15, 1992, which was approved by the Secretary of the Interior on November 4, 1992. The compact expires on November 4, 1999, and will automatically renew for an additional seven year period unless either the Coushatta Tribe or the State of Louisiana delivers to the other prior written notice of non-renewal not less than 180 days prior to November 4, 1999. In the event the compact is not renewed, legal gaming will not be permitted at Grand Casino Coushatta. There can be no assurance that the compact will be renewed. The Company has been certified by the Louisiana State Police in order to manage the casino.

     The term of the Coushatta Agreement expires on January 16, 2002. As manager, the Company deducts on a monthly basis the operating expenses and a cash contingency reserve from the gross receipts of the casino. The net distributable profits, if any, are distributed 60% to the Coushatta Tribe and 40% to the Company.

     Funding Agreements

     The Company has entered into agreements (the "Funding Agreements") with each of the Tunica-Biloxi and Coushatta Tribes to provide temporary funding, if necessary, for the construction of certain additional amenities on Grand Casino Avoyelles and Grand Casino Coushatta. The terms of the Funding Agreements require each party to advance money for the payment of construction costs if and when the casino operating funds designated for such purpose are insufficient. Any funds advanced are to be repaid, together with interest at the prime rate plus 1 percent, over the remaining term of the respective management agreement. The Company's estimated aggregate maximum commitment under the Funding Agreements is approximately $10 million. Advances of $.5 million and $1.8 million have been made to Tunica-Biloxi and Coushatta Tribes, respectively, as of March 25, 1998.

STRATOSPHERE CORPORATION

     The Company owns approximately 38 percent of the issued and outstanding common stock of Stratosphere Corporation. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a casino/hotel and entertainment complex in Las Vegas, Nevada. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997. Lyle Berman, Stanley M. Taube and Neil I. Sell, directors, executive officers or principal shareholders of the Company resigned as members of the board of directors of Stratosphere on July 31, 1997. Stratosphere filed a second amended proposed plan of reorganization (the "Second Amended Plan") with the bankruptcy court on November 7, 1997. Under the Second Amended Plan, the secured portion of Stratosphere's outstanding first mortgage notes would be converted into 100 percent of the equity of reorganized Stratosphere, and all of the current common stock of Stratosphere would be canceled.

OTHER PROJECTS

     The Company continues to pursue gaming opportunities in the United States and Canada.

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

     Mississippi and Louisiana

     The Mississippi and Louisiana markets are expected to be highly competitive. As of March 16, 1998, twelve casinos were operating on the Mississippi Gulf Coast and no additional applications were pending. Another licensed casino, owned by Mirage Resorts, Inc., is expected to open in Biloxi, Mississippi, during the first quarter of 1999. The Company expects that competition from this casino and other casino projects that have been publicly announced will affect Grand Casinos Gulfport and Biloxi. Certain of the other announced casino projects are in litigation over environmental permitting and other issues. Recently, the U.S. Army Corps of Engineers announced a new policy which in effect is a temporary moratorium on casino development in environmentally sensitive areas of the Mississippi Gulf Coast. It is unknown at present what effect, if any, such moratorium may have on any of these announced casino projects or whether the temporary moratorium will be lifted or will continue.

     As of March 16, 1998, nine casinos were operating in Tunica County, Mississippi and no additional applications were pending for Tunica County dockside casinos. The Company does not expect other Mississippi non-Gulf Coast casinos to compete directly with the Company's Gulf Coast casinos, but these casinos do compete with Grand Casino Tunica and may compete with Grand Casinos Coushatta and

Avoyelles. Grand Casinos Gulfport and Biloxi compete with one another. The Mississippi gaming environment is, and is expected to continue to be, highly competitive.

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

     Minnesota

     The Company believes that Grand Casino Mille Lacs and Grand Casino Hinckley draw most of their patrons from within driving distance of the casinos, which includes most of the Twin Cities metropolitan area, and, for Grand Casino Hinckley, most of the Duluth metropolitan area. Grand Casino Mille Lacs and Grand Casino Hinckley compete with one another. There are seventeen Indian gaming casinos operating in Minnesota, including Grand Casinos Mille Lacs and Hinckley. All of these casinos have either recently expanded or have announced plans to expand their operations. Management has identified Mystic Lake Casino, Treasure Island Bingo and Casino, Little Six Casino and Bingo Hall, Black Bear Casino, Fond du Luth Casino, and Jackpot Junction Casino as significant competition for Grand Casino Hinckley and Grand Casino Mille Lacs because of such competitors' proximity to the Twin Cities. Because of their locations, the Company does not believe that the remaining Minnesota Indian gaming casinos will have a significant competitive impact on Grand Casino Mille Lacs or Grand Casino Hinckley. At least two Indian gaming casinos located in western Wisconsin also compete with Grand Casinos Mille Lacs and Hinckley. Grand Casinos Mille Lacs and Hinckley also compete with other forms of legalized gaming such as lotteries, charitable gaming, and pari-mutuel betting locations in Wisconsin.

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

     Mississippi

     The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation. Regulation is primarily effected through the licensing and regulatory control of the Mississippi Gaming Commission and the regulatory control of the Mississippi State Tax Commission, (collectively, the "Mississippi Gaming Authorities").

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

     The Mississippi Act provides for legalized dockside gaming in 14 counties that either border the Mississippi Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of March 16, 1998, dockside gaming was permissible in nine of the 14 eligible counties in the state, and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren, and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River, or on navigable waters in eligible counties along the Mississippi River, or in the waters of the state of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. At least one lawsuit is pending with respect to the expansion of eligible gaming sites in the Mississippi River counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are currently no limitations on the number of gaming licenses that may be issued in Mississippi.

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

     Certain officers, directors and employees of the Company and the officers, directors and certain key employees of the Company's Gaming Subsidiaries must be found suitable by the Mississippi Gaming Commission. The Company believes that it has obtained or applied for all necessary findings of suitability with respect to such persons, although the Mississippi Gaming Commission in its discretion may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. The Mississippi Gaming Commission has the power to require any Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Gaming Commission must refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed certain misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

     At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial security holder of the Company. Mississippi law requires any person who acquires more than 5% of the Company's common stock of a publicly traded holding company to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of a publicly traded holding company, as reported to the Securities and Exchange Commission (the "SEC"), must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Gaming Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a shareholder who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability within thirty (30) days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, or any voting rights conferred by securities held by the unsuitable person;
(iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or
(iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     The Company may be required to disclose to the Mississippi Gaming Commission upon request the identities of security holders, including holders of any debt securities. In addition, under the Mississippi Act the Mississippi Gaming Commission may, in its discretion, (i) require holders of debt securities of such registered corporations to file applications; (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

     The Gaming Subsidiaries must maintain in Mississippi a current stock ledger with respect to the ownership of their equity securities and the Company must maintain a current list of stockholders in the principal offices of the Gaming Subsidiaries that must reflect the record ownership of each outstanding share of any class of equity security issued by the Company. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from the Company's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

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

     Substantially all loans, leases, sales of securities, and similar financing transactions by a Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities, and the stock of the Gaming Subsidiaries may be pledged if the Company obtains the prior approval of the Mississippi Gaming Commission. The Company may not issue securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

     Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreement, or any form of takeover, and certain recapitalizations and stock repurchases by the Company, cannot occur without the prior approval of the Mississippi Gaming Commission. The Mississippi

Gaming Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and found suitable as part of the approval process relating to the transaction.

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

     Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require determinations that, among other things, there are means for the Mississippi Gaming Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Mississippi Gaming Commission has approved the Company's operations in Nevada, Minnesota and Louisiana but must approve the Company's operations in any other jurisdiction. Affiliates, which are holding companies of a licensee and/or entities that directly or through intermediaries control or are controlled by a licensee or its holding company, would include the Company's subsidiaries.

     If the Mississippi Gaming Commission decides that a Gaming Subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend, or revoke the license of the Gaming Subsidiary. In addition, a Gaming Subsidiary, the Company, and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning, or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's and the Gaming Subsidiaries' gaming operations.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi corporate income tax liability for the year paid.

     The Mississippi Gaming Commission adopted two regulations that affect the Company's Mississippi Gaming Subsidiaries. Under the first regulation, as a condition to licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155-mile-per-hour winds and 15-foot tidal surge. The Company believes that both Grand Casino Gulfport and Grand Casino Biloxi currently meet this requirement.

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

     IGRA prohibits substantially all forms of Class III gaming unless the tribe has entered into a written agreement with the host state that specifically authorizes the types of commercial gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the state's consent. Because Indian tribes are currently unable to compel states to negotiate tribal-state compacts, the Company may not be able to develop and manage casinos in states that refuse to enter into, or renew tribal-state compacts.

     The State of Minnesota has entered into a tribal-state compact with the Mille Lacs Band and the State of Louisiana has entered into tribal-state compacts with the Coushatta Tribe and the Tunica-Biloxi Tribe. The Minnesota compact does not provide for an expiration date. Each of the Louisiana compacts expires in November 1999 but will automatically renew for additional terms unless either party delivers to the other prior written notice of non-renewal at least 180 days prior to the applicable expiration date. In the event either of the Louisiana compacts is not renewed, legal gaming will not be permitted at the applicable casino location. There can be no assurance that either of the Louisiana compacts will be renewed.

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

     Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe's jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by IGRA. The possession of valid licenses from the Mille Lacs Band is an ongoing condition of the Mille Lacs Management Agreement and the Hinckley Management Agreement; the possession of valid licenses from the Coushatta Tribe and Tunica-Biloxi Tribe are conditions of the Coushatta Agreement and the Tunica-Biloxi Agreement, respectively.

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

     The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and was found suitable by the Nevada Commission as a shareholder and controlling shareholder of Stratosphere Corporation ("Stratosphere"), which is also a registered corporation. Certain officers and directors of the Company, including Lyle S. Berman, also have been found suitable by the Nevada Commission. Mr. Berman has also been found suitable by the Nevada Commission as a controlling shareholder of the Company. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability, and licenses required in order to engage in gaming activities in Nevada.

     As a Registered Corporation, Stratosphere is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. In addition, no person may become a stockholder of, or receive any percentage of profits from, the Nevada Gaming Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities.

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

     If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company such companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company is required to submit detailed financial and operating reports to the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of the Company's registration and finding of suitability could (and revocation would) materially adversely affect the Company.

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

     The Company is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Company may also be required to disclose to the Nevada Commission, upon its request, the identities of any of its security holders. Although the Nevada Commission has the power to require that the stock certificates of the Company bear a legend indicating that the securities are subject to the Nevada Act, it has not yet done so.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

EMPLOYEES

     As of December 28, 1997, the Company had approximately 7,300 employees. No employee of the Company currently is represented by a labor union and management considers its employee relations to be good. In addition, the Company has provided training for the approximately 5,900 employees of the tribes which own Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta. The Company believes that it will be able to attract and retain a sufficient number of qualified employees to operate all of the casinos that it may own or manage in the future. Mississippi law requires that the Company give a hiring preference to Mississippi residents with respect to the Mississippi casinos.

CERTAIN FACTORS

     In addition factors discussed elsewhere in this Annual Report Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

RISKS OF LEVERAGED FINANCIAL POSITION

  ABILITY TO SERVICE DEBT

     The Company has substantial annual debt service along with other operating expenses. As of December 28, 1997, (excluding Stratosphere Corporation) the Company had total indebtedness of approximately $667 million, including $450 million 10 1/8% First Mortgage Notes due 2003 (the "First Mortgage Notes"), $115 million in 9% Senior Unsecured Notes (the "Senior Unsecured Notes") and $97 million in capital lease obligations. The Company may have additional contingent obligations with respect to Stratosphere Corporation. The First Mortgage Notes and and Senior Unsecured Notes are senior obligations of the Company and rank pari passu in right of payment with all other senior indebtedness. The First Mortgage Notes and certain other permitted senior indebtedness are secured on an equal and ratable basis (with certain exceptions) by substantially all of the assets of the Company and the stock of certain of the Company's wholly owned subsidiaries. The ability of the Company to make interest payments on the First Mortgage Notes, the Senior Unsecured Notes and other indebtedness will depend on its ability to generate sufficient cash flows from operations. There can be no assurance that the Company will be able to generate sufficient cash flows from operations to make interest payments on the First Mortgage Notes, the Senior Unsecured Notes and other indebtedness of the Company.

  RISK OF INCURRENCE OF ADDITIONAL DEBT

     The indentures pursuant to which the First Mortgage Notes and Senior Unsecured Notes were issued (the "First Mortgage Notes Indenture" and "Senior Notes Indenture," respectively) permit, under certain circumstances, additional first mortgage indebtedness which would be collateralized and rank pari passu with the First Mortgage Notes and the Senior Unsecured Notes. Such incurrence will also be subject to certain other conditions. In addition, the First Mortgage Notes Indenture and the Senior Notes Indenture permit the Company and its subsidiaries, under certain circumstances, to incur additional unsecured indebtedness, or indebtedness secured by assets that do not constitute collateral for the First Mortgage Notes or other senior indebtedness, such as future gaming facilities owned or operated by the Company. The ability of the Company to satisfy its obligations relating to any additional indebtedness will depend on its operating cash flow. Any inability of the Company to satisfy such debt obligations could adversely affect the Company's ability to conduct its operations or finance its capital needs.

GAMING INDUSTRY IS HIGHLY COMPETITIVE

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; parimutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The casinos owned and managed by the Company compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Several large, well capitalized and experienced gaming operators have announced plans to enter the already highly competitive Mississippi Gulf Coast market. The Tunica Mississippi gaming market is also highly competitive. The Company also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of the Company have more personnel and greater financial and other resources than the Company. Such competition in the gaming industry could adversely affect the Company's ability to attract customers and thus, adversely affect its operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect the Company's business by diverting its customers to competitors in such jurisdictions.

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

MANAGEMENT CONTRACTS OF LIMITED DURATION

     The Company cannot have an ownership interest in any casino it manages for Indian tribes. The management contracts for the various Indian-owned casinos that the Company manages for Indian tribes generally have a term of seven years. The management contracts for Grand Casino Mille Lacs and for Grand Casino Hinckley expire April 2, 1998 and May 15, 1999, respectively, and the management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. The Company has been advised by the Mille Lacs Band that upon the expiration of the Grand Casinos Mille Lacs management contract on April 2, 1998, it will not be renewed or extended. There can be no assurance that any of the other management contracts will he renewed upon expiration or approved by the National Indian Gaming Commission ("NIGC") upon any such renewal. The failure to renew the Company's management contracts would result in the loss of revenues to the Company derived from such contracts, which would have an adverse effect on the Company's results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November, 1992 by the Secretary of the Interior. Each compact expires in November, 1999, but will automatically renew for an additional seven year terms unless either the tribe or the State of Louisiana delivers to the other written notice of non-renewal at least 180 days prior to the applicable expiration date. The Company's management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, legal gaming will not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the tribes.

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

LIMITED RECOURSE AGAINST TRIBAL ASSETS

     The Company has made, and will make, substantial loans to tribes for the construction, development, equipment and operations of casinos managed by the Company. The Company's only recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from casino operations. The Company has subordinated, and may in the future subordinate, the repayment of the Company's loans to a tribe and other distributions due to the Company from a tribe (including management fees) in favor of other obligations of the tribe to other parties related to the casino operations. Accordingly, in the event of a default by a tribe under such obligations, the Company's loans and other claims against the tribe will not be repaid until such default has been cured or the tribe's senior casino-related creditors have been repaid in full.

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

PENDING LITIGATION

     The Company and certain of its current and former directors and officers are defendants in several lawsuits related to the Company's investment in Stratosphere Corporation. The Company has not maintained directors' and officers' insurance. Under Minnesota corporate law, the Company is required, subject to certain limitations and exclusions, to indemnify its current and former officers and directors. Accordingly, the Company will bear the cost of defending itself and its current and former directors and officers in these matters and may be obligated to indemnify its current and former officers and directors for any settlement or judgment of such matters. Although these lawsuits are in their early stages and the Company plans to vigorously defend itself, there can be no assurance that the costs of defense and any settlement or judgment will not have an adverse effect on the Company.

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

MISSISSIPPI GULFCOAST

     Gulfport

     On May 21, 1992, the Company entered into a lease (as amended the "Port Lease") with the Mississippi State Port Authority (the "Authority") for the Grand Casino Gulfport mooring site and approximately 14 acres of adjoining land (the Port Site ). The Company assigned the Port Lease to the Company's subsidiary that operates Grand Casino Gulfport. The initial term of the Port Lease was five years subject to renewal for three additional five-year terms and three additional ten-year terms. The first option to renew was exercised in 1997. The Company constructed a 400-room hotel on the Port Site which opened in October 1995. The annual base rent under the Port Lease is $1,200,000 throughout the lease term. The Port Lease also requires Grand Casino Gulfport to pay the Authority 5% of Grand Casino Gulfport's gross gaming revenues, as defined in the Mississippi Gaming Control Act, in excess of $25.0 million each year, plus 3% of all nongaming revenues. Grand Casino Gulfport granted a leasehold deed of trust on the Port Lease to the trustee for the benefit of the holders of the $450 million principal amount of debt securities that were issued by the Company in November 1995 (the "First Mortgage Notes") as security for the First Mortgage Notes.

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

     Grand Casino Gulfport owns, and is acquiring, additional land across U.S. Highway 90. A portion of this land initially will be used for casino parking, and in the future may be used by Grand Casino Gulfport for casino-related development, which may include hotels, entertainment or convention facilities or office space.

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

     The Company has also leased from the Board of Levee Commissioners for the Yazoo-Mississippi Delta (the "Levee Board") approximately 55 acres between Buck Lake and the mainline Mississippi river levee on which the Company has constructed its casino facilities. In addition, the Levee Board has agreed, pursuant to the lease with the Company, that it will not lease any land that it owns along Buck Lake to others in competition with the Company. Because of its ownership of land surrounding Buck Lake and its lease with the Levee Board, the Company believes it has the exclusive right to develop casino facilities on Buck Lake. The Company pays rent of $2.58 million per year, increasing each year in proportion to the increases in the Consumer Price Index. The term of the lease is, initially, for six years, with nine six-year renewal options, for a total of 60 years. The Company has the right, during the initial term only and at no cost, to terminate the lease at any time after June 30, 1996. Thereafter, once the Company has exercised an option to renew for a six-year term, the Company will have no termination rights during such renewal term. Beginning rent in any renewal term will be the greater of (i) the rent during the prior term plus an increase based on the Consumer Price Index, or (ii) 130% of the beginning rent for the prior six-year term.

     Las Vegas

     A subsidiary of the Company leases two parcels of land in Las Vegas, Nevada. One parcel is leased pursuant to a ground lease that (i) terminates on July 31, 2046, (ii) includes a purchase option, (iii) provides for a current annual base rent of approximately $860,000, and (iv) provides for annual base rent increases. The other parcel is leased pursuant to a ground lease that (i) terminates in June 2095, (ii) includes a purchase option, (iii) provides for a current annual base rent of approximately $2,000,000, and (iv) provides for annual base rent increases. The Company also holds an option to acquire land contiguous to the leased parcels and owns an interest in a partnership that owns land contiguous to the leased properties. The Company may ultimately decide to hold the leasehold and related real property interests or use the land for future development.

ITEM 3. LEGAL PROCEEDINGS

     The Company beneficially owns approximately 38 percent of Stratosphere Corporation ("Stratosphere"). Stratosphere and Stratosphere Gaming Corp. ("SGC"), a wholly-owned subsidiary of Stratosphere, filed voluntary petitions on January 27, 1997 for Chapter 11 reorganization pursuant to the United States Bankruptcy Code. Stratosphere and SGC are acting as debtors-in-possession on behalf of their respective bankruptcy estates and are authorized as such to operate their business subject to bankruptcy court supervision.

STRATOSPHERE SHAREHOLDERS LITIGATION -- FEDERAL COURT

     In August 1996, a complaint was filed in the U.S. District Court for the District of Nevada -- Michael Ceasar, et al v. Stratosphere Corporation, et al -- against Stratosphere Corporation and others, including the Company. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.

     In August through October 1996, several other nearly identical complaints were filed by various plaintiffs in the U.S. District Court for the District of Nevada.

     The defendants in the actions submitted motions requesting that all of the actions be consolidated. Those motions were granted in January 1997, and the consolidated action is entitled In Re: Stratosphere Corporation Securities Litigation -- Master File No. CV-S-96-00708 PMP (RLH).

     In February 1997, the plaintiffs filed a consolidated and amended complaint naming various defendants, including the Company and certain current and former officers and directors of the Company. The amended complaint includes claims under federal securities laws and Nevada laws based on acts alleged to have occurred between December 19, 1995 and July 26, 1996.

     In February 1997, various defendants, including the Company and the Company's officers and directors named as defendants, submitted motions to dismiss the amended complaint. Those motions were made on various grounds, including the Company's claim that the amended complaint failed to state a valid cause of action against the Company and the Company's officers and directors.

     In May 1997, the court dismissed the amended complaint. The dismissal order did not allow the plaintiffs to further amend their complaint in an attempt to state a valid cause of action.

     In June 1997, the plaintiffs asked the court to reconsider its dismissal order, and to allow the plaintiffs to submit a second amended complaint in an attempt to state a valid cause of action. In July 1997, the court allowed the plaintiffs to submit a second amended complaint.

     In August 1997, the plaintiffs filed a second amended complaint. In September 1997, certain of the defendants, including the Company and the Company's officers and directors named as defendants, submitted a motion to dismiss the second amended complaint. The motion is based on various grounds, including the Company's claim that the second amended complaint fails to state a valid cause of action against the Company and those officers and directors.

     As of March 1, 1997, the court has not ruled on the dismissal motion.

STRATOSPHERE SHAREHOLDERS LITIGATION -- NEVADA STATE COURT

     In August 1996, a complaint was filed in the District Court for Clark County, Nevada -- Victor M. Opitz, et al v. Robert E. Stupak, et al -- Case No. A363019 -- against various defendants, including the Company. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.

     The Company and certain defendants submitted motions to dismiss or stay the state court action pending resolution of the federal court action described above. The court has stayed further proceedings pending the resolution of In Re:
Stratosphere Securities Litigation.

GRAND CASINOS, INC. SHAREHOLDERS LITIGATION

     In September and October 1996, two actions were filed by Company shareholders in the U.S. District Court for the District of Minnesota against the Company and certain of the Company's current and former directors and officers.

     The complaints allege misrepresentations, federal securities law violations and other claims in connection with the Stratosphere project.

     The actions have been consolidated as In Re: Grand Casinos, Inc. Securities Litigation -- Master Filed No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants submitted a motion to dismiss the consolidated complaint, based in part on the Company's claim that the consolidated complaint failed to properly state a cause of action.

     In December 1997, the court granted the Company's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the consolidated complaint that survived the Company's motion to dismiss. Discovery in the action has begun.

DERIVATIVE LITIGATION

     In February 1997, certain shareholders of the Company brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et al v. Lyle Berman, et al -- Court File No. MC97-002807 -- against certain current and former officers and directors of the company. The plaintiffs allege that those officers and directors breached certain fiduciary duties to the shareholders of the Company as a result of certain transactions involving the Stratosphere project. Pursuant to Minnesota law, the Company's Board of Directors appointed an independent special litigation committee to evaluate whether the Company should pursue the claims made in the action against the officers and directors. The special litigation committee completed its evaluation in December 1997, and filed a report with the court recommending that such claims not be pursued.

     The Company is providing the defense for the Company's current and former officers and directors who are defendants in the action pursuant to the Company's indemnification obligations to such defendants.

     The Company has submitted a motion for summary judgment (dismissal) based on the special litigation committee's report. The plaintiffs have opposed that motion. As of March 1, 1998, the court has not ruled on the motion.

COHEN LITIGATION -- STATE ACTION

     In August 1995, Harvey Cohen brought an action in the District Court for Clark County, Nevada -- Harvey J. Cohen, et al v. Stratosphere Corporation, et al -- Case No. A349985 -- against various defendants, including Grand Casinos Resorts, Inc., a wholly owned subsidiary of the Company. Cohen alleges securities law violations and various state law claims in connection with the initial public offering (the "IPO") for Stratosphere Corporation ("Stratosphere"). Cohen brought the action as a class action, and alleges that the defendants deprived the plaintiffs of the opportunity to purchase Stratosphere common stock in the IPO.

     The state action was, by agreement of the parties, stayed pending a decision in a similar action brought by Cohen in 1994 in U.S. District Court for the District of Nevada. Cohen alleged securities law violations and various state law claims in the federal action. The federal action was dismissed by the U.S. District Court, and that dismissal was affirmed by the U.S. Court of Appeals.

     The Company has requested that the state action be dismissed based on the decision in the federal action.

SLOT MACHINE LITIGATION

     In April 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et al v. Caesars World, Inc. et al -- Case No. 39-478-CIV-ORL-22 -- in which various parties (including the Company) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

     A subsequently filed action -- William Ahearn, et al v. Caesars World, Inc. et al -- Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

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

     In December 1994, the consolidated actions were transferred to the U.S. District Court for the District of Nevada.

     In September 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada -- Larry Schreier, et al v. Caesars World, Inc. et al -- Case No. CV-95-00923-DWH (RJJ).

     The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

     In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title William H. Poulos, et al v. Caesars World, Inc., et al -- Case No. CV-S-94-11236-DAE (RJJ) -- (Base File), and required the plaintiffs to file a consolidated and amended complaint. In February 1997, the plaintiffs filed a consolidated and amended complaint.

     In March 1997, various defendants (including the Company) filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

     In December 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint has been filed. The Company has filed its answer to the new complaint.

STRATOSPHERE VACATION CLUB LITIGATION

     In late April 1997, the Company and Grand Casinos Resorts, Inc. ("Resorts"), a wholly-owned subsidiary of the Company, were made defendants in an action in District Court in Clark County, Nevada -- Richard Duncan, et al v. Bob and Jane Doe Stupak, et al -- Case No. A370127. The plaintiffs allege that the defendants, including the Company and Resorts, engaged in acts that constitute "consumer fraud" under the Nevada law in connection with vacation packages which the defendants claim to have purchased from Bob Stupak. The plaintiffs also allege "unjust enrichment," breach of contract and other claims under Nevada law. The plaintiffs seek to pursue their claims as a class action, and ask for various remedies including compensatory damages and punitive damages.

     The Company submitted a motion to dismiss the complaint as it pertains to Company and Resorts. The court denied the motion to dismiss. Discovery has begun.

STRATOSPHERE NOTEHOLDER COMMITTEE BANKRUPTCY COURT ACTION

     In June 1997, the Official Committee of Noteholders (the "Committee") in the Chapter 11 bankruptcy proceeding for Stratosphere Corporation ("Stratosphere") pending in the U.S. Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") filed a motion by which the Committee sought Bankruptcy Court approval for assumption (on behalf of Stratosphere's bankruptcy estate) of the March 1995 Standby Equity Commitment (the "Standby Equity Commitment") between Stratosphere and the Company.

     In the motion, the Committee sought Bankruptcy Court authorization to compel the Company to fund up to $60 million in "capital contributions" to Stratosphere over three years, based on the Committee's claim that such "contributions" are required by the Standby Equity Commitment.

     The Company opposed the Committee's motion. The Company asserted, in its opposition to the Committee's motion, that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law.

     The Bankruptcy Court held a preliminary hearing on the Committee's motion in June 1997, and an evidentiary hearing in February 1998 on the issues raised by the Committee's motion and the Company's opposition to that motion. In February 1998, the Bankruptcy Court denied the Committee's motion, and determined that the Standby Equity Commitment cannot be assumed (or enforced) by Stratosphere under applicable bankruptcy law. The Official Committee has stated that it will appeal the Bankruptcy Court's determination.

STANDBY EQUITY COMMITMENT LITIGATION

     In September 1997, the successor trustee (the "Stratosphere Trustee") under the indenture pursuant to which Stratosphere Corporation issued Stratosphere Corporation's first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming the Company as defendant.

     The complaint alleges that the Company failed to perform under the Standby Equity Commitment entered into between Stratosphere Corporation and the Company in connection with Stratosphere Corporation's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of which the Committee claims are the Company's obligations under the Standby Equity Commitment. The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment.

     The Company has submitted a motion requesting that the district court stay further proceedings pending resolution of the standby equity commitment issues pending in the Stratosphere bankruptcy case.

STRATOSPHERE PLAN OF REORGANIZATION

     Stratosphere has filed with the Bankruptcy Court its second amended plan of reorganization (the "Plan"). The Plan contemplates the formation of a new limited liability company which will own certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third-parties, including the Company. The Plan has not been confirmed or otherwise approved by the Bankruptcy Court and the Company has not been served with any such litigation.

STRATOSPHERE PREFERENCE ACTION

     Stratosphere has informed the Company that it has filed with the Bankruptcy Court a Complaint naming the Company and one of its affiliates as defendants. According to Stratosphere, the Complaint seeks the recovery from the Company and its affiliate of approximately $5.5 million in payments received by the Company and its affiliate in October of 1996 as preferential transfers under applicable bankruptcy law. Neither the Company nor its affiliate have been served with the Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     LYLE BERMAN, age 56, has been the Chairman of the Board of Directors of the Company since October 1991. Mr. Berman served as the Company's Chief Executive Officer from October 1991 to March 1998. Mr. Berman is also a director of G-III Apparel Group Ltd ("G-III"), Innovative Gaming Corporation of America ("IGCA"), New Horizon Kids Quest, Inc. ("Kids Quest"), and Wilsons The Leather Experts Inc. ("Wilsons"). Mr. Berman is Chairman of the Board and Chief Executive Officer of Rainforest Cafe, Inc. ("Rainforest"). From July 1994 through October 1996, Mr. Berman served as Stratosphere's Chief Executive Officer. From July 1994 to July 1997, Mr. Berman was a director of Stratosphere, serving as Chairman of the Board from July 1996 to July 1997. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

     THOMAS J. BROSIG, age 48, has been President and a director of the Company since September, 1996. In March 1998, Mr. Brosig was promoted to the position of Chief Executive Officer. Mr. Brosig was Executive Vice President of the Company from August 1994 through September, 1996 and President of the Company from May 1993 through August 1994. Mr. Brosig also served as the Company's Chief Operating Officer from October 1991 to May 1993 and as the Company's Chief Financial Officer from its inception to January 1992. Mr. Brosig is a director of G-III and Wilsons.

     STANLEY M. TAUBE, age 61, served as Executive Vice President and a director of the Company from its inception through his resignation from such positions in February 1998. In December 1997, Mr. Taube was appointed President of Grand Casinos of Nevada I, Inc., a wholly owned subsidiary of the Company. Mr. Taube resigned as a director of Stratosphere in July 1997.

     TIMOTHY J. COPE, age 46, has been the Chief Financial Officer of the Company since January 20, 1994 and an Executive Vice President since February 24, 1997. Mr. Cope was the Company's Vice President Finance from August 1993 through January 1994. From May 1986 through August 1992, Mr. Cope was the vice president -- finance and administration of Bally's Grand, Reno and after the sale of Bally's Grand, Reno to the Hilton Corporation in August 1992 served as the vice president-finance of The Reno Hilton until August 1993. From January 1984 through May 1986, Mr. Cope was the vice president of finance of MGM Grand Reno.

     JOSEPH GALVIN, age 58, has been the Chief Administrative Officer of the Company since November, 1996. From 1990 to November 1996, Mr. Galvin served as Vice President of Security. From 1978 to 1990, Mr. Galvin was employed as a vice president of Charmal Home Center/W.R. Grace.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 33 of the Company's Annual Report to Shareholders for the year ended December 28, 1997, is incorporated herein by reference.

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

ITEM 6. SELECTED FINANCIAL DATA

     Page 3 of the Company's Annual Report to Shareholders for the year ended December 28, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 12 through 16 of the Company's Annual Report to Shareholders for the year ended December 28, 1997, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Pages 17 through 34 of the Company's Annual Report to Shareholders for the year ended December 28, 1997, are incorporated herein by reference.

     "Financial Statement -- Schedules" -- Stratosphere Corporation and
Subsidiary

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" in the Company's 1998 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 28, 1997 and forwarded to stockholders prior to the Company's 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information in the 1998 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Director Compensation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1998 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 1998 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

     Data is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 28, 1997. With the exception of the information specifically incorporated herein by reference, the Annual Report to Shareholders for the fiscal year ended December 28, 1997 is not to be deemed "filed" as part of the Annual Report on Form 10-K.

                                                                PAGE
                                                                ----
GRAND CASINOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets as of December 28, 1997 and
  December 29, 1996.........................................    17*
Consolidated Statements of Earnings for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................    18*
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 28, 1997, December 29, 1996
  and December 31, 1995.....................................    19*
Consolidated Statements of Cash Flows for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................    20*
Notes to Consolidated Financial Statements..................    21*
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................    34*
STRATOSPHERE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of December 28, 1997 and
  December 29, 1996.........................................     **
Consolidated Statements of Operations for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................     **
Consolidated Statements of Stockholders' Equity for the
  period from January 1, 1994 to December 28, 1997..........     **
Consolidated Statements of Cash Flows for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................     **
Notes to Consolidated Financial Statements..................     **
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................     **

-------------------------
 * Refers to page of Annual Report to Shareholders for the year ended December 28, 1997, a copy of which is included as Exhibit 13 to this report.

** Data is incorporated by reference from Exhibit 99 to this report.

(a)(2) See (a)(1) and Part II, Item 8.

     (a)(3)  Exhibits

     2.1 Agreement and Plan of Merger dated as of August 31, 1995 by and among Grand Casinos, Inc., Grand Gaming Corporation of
             America and GCA Acquisition Subsidiary, Inc. (Incorporated herein by reference to Annex A to the Company's Joint Proxy
             Statement filed as part of the Company's Registration
             Statement on Form S-4, as amended, File No. 33-97028)
     2.2 Agreement and Plan of Merger dated as of August 31, 1995, by and among Grand Casinos, Inc., Grand Gaming Corporation and
             GCC Acquisition Subsidiary, Inc. (Incorporated herein by reference to Annex B to the Company's Joint Proxy Statement filed as part of the Company's Registration Statement on Form S-4, as amended, File No. 33-97028)
     3.1     Second Amended and Restated Articles of Incorporation of the
             Company. (Incorporated herein by reference to Exhibit 3A to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
     3.2     First Amended and Restated Bylaws of the Company.
             (Incorporated herein by reference to Exhibit 3B to the Company's Registration Statement on Form S-1, as amended,
             File No. 33-42281.)
     4.1     Indenture dated as of November 30, 1995 by and among Grand
             Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of
             Mississippi, Inc. -- Gulfport, Grand Casinos of Mississippi,
             Inc. Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi
             South Hotel Corporation, GCI Biloxi Hotel Acquisition
             Corporation, GCI Gulfport South Hotel Corporation, GCI
             Gulfport Hotel Acquisition Corporation, Mille Lacs Gaming
             Corporation, Grand Casinos of Louisiana, Inc. Tunica-Biloxi,
             Grand Casinos of Louisiana, Inc. -- Coushatta, GCA
             Acquisition Subsidiary, Inc., BL Development Corp. and
             American Bank National Association. (Incorporated herein by reference to Exhibit 10.30 to the Company's Report on Form
             10-K for the fiscal year ended December 31, 1995.)
     4.2 First Amendment to Indenture dated as of May 10, 1996 by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc.,
             Grand Casinos of Mississippi, Inc. -- Gulfport, Grand
             Casinos of Mississippi, Inc. -- Biloxi, Grand Casinos Biloxi
             Theater, Inc., GCI Biloxi South Hotel Corporation, GCI
             Biloxi Hotel Acquisition Corporation, GCI Gulfport South
             Hotel Corporation, GCI Gulfport Hotel Acquisition
             Corporation, Mille Lacs Gaming Corporation, Grand Casinos of
             Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of
             Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary,
             Inc., BL Development Corp. and American Bank National
             Association. (Incorporated herein by reference to Exhibit
             4.2 to the Company's Report on Form 10-K for the fiscal year ended December 29, 1996.)
     4.3     Second Amendment to Indenture dated as of September 16,
             1997, by and among Grand Casinos, Inc., Grand Casinos
             Resorts, Inc., Grand Casinos of Mississippi, Inc.-Gulfport,
             Grand Casinos of Mississippi, Inc.-Biloxi, Grand Casinos
             Biloxi Theater, Inc., Mille Lacs Gaming Corporation, Grand
             Casinos of Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary,
             Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts
             I, Inc., Grand Casinos Nevada I, Inc. and Firstar Bank of
             Minnesota, N.A.
     4.4 Third Amendment to Indenture dated as of September 25, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts,
             Inc., Grand Casinos of Mississippi, Inc. -- Gulfport, Grand
             Casinos of Mississippi, Inc. -- Biloxi, Grand Casinos Biloxi
             Theater, Inc., Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of
             Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary,
             Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts
             I, Inc., Grand Casinos Nevada I, Inc., BL Resorts I, LLC,
             GCG Resorts I, LLC and Firstar Bank of Minnesota, N.A.
     4.5     Indenture dated as of October 16, 1997, between Grand
             Casinos, Inc., the Guarantors, listed on Schedule I thereto, and Firstar Bank of Minnesota, N.A. (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration
             Statement on Form S-4, as amended, File No. 333-39009.)

     4.6 Registration Rights Agreement, dated as of October 16, 1997, between Grand Casinos, Inc., the Guarantors listed on Schedule A thereto, and Donaldson, Lufkin & Jenrette
             Securities Corporation. (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form
             S-4, as amended, File No. 333-39009.)
    10.1     Amended and Restated Management & Building Improvement
             Agreement Between the Corporate Commission of the Mille Lacs
             Band of Ojibwe Indians and Mille Lacs Gaming Corporation, dated as of September 10, 1990 (Grand Casino Mille Lacs).
             (Incorporated herein by reference to Exhibit 10D to the Company's Registration Statement on Form S-1, as amended,
             File No. 33-42281.)
    10.2     Amended and Restated Management & Construction Agreement
             Between the Corporate Commission of the Mille Lacs Band of
             Ojibwe Indians and Mille Lacs Gaming Corporation Hinckley operations, dated as of September 10, 1990 (Grand Casino
             Hinckley). (Incorporated herein by reference to Exhibit 10H to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
    10.3 Employment Separation Agreement dated September 9, 1996 by and between Patrick R. Cruzen and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended December 29, 1996.)
    10.4     Employment Agreement between Grand Casinos, Inc. and Lyle
             Berman, dated July 31, 1991.* (Incorporated herein by reference to Exhibit 10Q to the Company's Registration
             Statement on Form S-1, as amended, File No. 33-42281.)
    10.5     Management and Consultant Incentive Compensation Pool
             Agreement between Grand Casinos, Inc. and Lyle Berman, S. M.
             -- Taube & Co., Inc. and David W. Anderson, dated July 31,
             1991.* (Incorporated herein by reference to Exhibit 10S to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
    10.6 1991 Stock Option and Compensation Plan.* (Incorporated herein by reference to Exhibit 10X to the Company's
             Registration Statement on Form S-1, as amended, File No.
             33-42281.)
    10.7     Amended and Restated Management & Construction Agreement,
             Loan Agreement, Promissory Note, and Security Agreement between the Tunica-Biloxi Tribe of Louisiana and Grand
             Casinos of Louisiana, Inc. -- Tunica-Biloxi, dated November
             1, 1991. (Incorporated herein by reference to Exhibit 10BB to the Company's Registration Statement on Form S-1, as amended, File No. 33-46798.)
    10.8     Amended and Restated Management & Construction Agreement,
             Loan Agreement, Promissory Note, and Security Agreement between the Coushatta Tribe of Louisiana and Grand Casinos of Louisiana, Inc. -- Coushatta, dated February 25, 1992.
             (Incorporated herein by reference to Exhibit 10CC to the Company's Registration Statement on Form S-1, as amended,
             File No. 33-42281.)
    10.9     Lease Agreement between the Mississippi Department of
             Economic and Community Development and the Mississippi State
             Port Authority at Gulfport, as lessor, and Grand Casinos,
             Inc., as lessee, dated as of May 20, 1992. (Incorporated herein by reference to Exhibit 10VV to the Company's Report on Form 10-K for the fiscal year ended August 2, 1992 (File
             No. 0-19565).)
    10.10 Ground Lease between Mavar, Inc., a Mississippi Corporation, as lessor and Grand Casinos of Mississippi, Inc., a Minnesota corporation, as lessee, dated as of June 23, 1992.
             (Incorporated herein by reference to Exhibit 10XX to the Company's Report on Form 10-K for the fiscal year ended
             August 2, 1992 (File No. 0-19565).)
    10.11    Amendment No. 1 to the 1991 Stock Option and Compensation
             Plan.* (Incorporated herein by reference to Exhibit 10AAA to the Company's Report on Form 10-K for the fiscal year ended
             August 2, 1992 (File No. 0-19565).)

    10.12    First Amendment to Management and Consultant Incentive
             Compensation Pool Agreement, dated October 31, 1992.*
             (Incorporated herein by reference to Exhibit 10CCC to the Company's Report on Form 10-K for the fiscal year ended
             August 2, 1992 (File No. 0-19565).)
    10.13 Fifth Lease Amendment between the State of Mississippi through its duly authorized agencies. The Mississippi
             Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Grand
             Casinos of Mississippi, Inc. dated July 8, 1996.
             (Incorporated herein by reference to Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended
             December 29, 1996.)
    10.14    Not used.
    10.15    First Amendment to Employment Agreement between Grand
             Casinos, Inc. and Lyle Berman, dated October 31, 1992.*
             (Incorporated herein by reference to Exhibit 10EEE to the Company's Report on Form 10-K for the fiscal year ended
             August 2, 1992 (File No. 0-19565).)
    10.16    Employment Agreement between Grand Casinos, Inc. and Stanley
             M. Taube, dated October 31, 1992.* (Incorporated herein by reference to Exhibit 10FFF to the Company's Report on Form
             10-K for the fiscal year ended August 2, 1992 (File No.
             0-19565).)
    10.17    Termination of Management Consulting Agreement between Grand
             Casinos, Inc. and S. M. Taube & Co., Inc. dated October 31,
             1992.* (Incorporated herein by reference to Exhibit 10GGG to the Company's Report on Form 10-K for the fiscal year ended
             August 2, 1992 (File No. 0-19565).)
    10.18    First Amendment to Ground Lease with Mavar, Inc. and Grand
             Casinos, Inc., dated November 9, 1992. (Incorporated herein by reference to Exhibit 10MMM to the Company's Report on Form 10-Q for the quarter ended November 1, 1992 (File No.
             0-19565).)
    10.19 Application for Standard Lease of Public Trust Tidelands, dated December 7, 1992. (Incorporated herein by reference to Exhibit 10NNN to the Company's Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565).)
    10.20 Second Lease Amendment with consent to Assignment between the State of Mississippi and Grand Casinos, Inc.
             (Incorporated herein by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended January
             31, 1993 (File No. 0-19565).)
    10.21    Second Amendment to Lease Agreement dated as of February 1,
             1993 between Mavar, Inc. and Grand Casinos of Mississippi,
             Inc. -- Biloxi. (Incorporated herein by reference to Exhibit
             10.10 to the Company's Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565).)
    10.22 Public Trust Tidelands lease dated January 28, 1993 by and between the Secretary of State of the State of Mississippi, on behalf of the State of Mississippi and Grand Casinos of Mississippi, Inc. Biloxi. (Incorporated herein by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565).)
    10.23    Agreement among the Company, Bob Stupak, Bob Stupak
             Enterprises, Inc. and Grand Casinos Resorts, Inc. dated
             November 15, 1993 and First and Second Amendments thereto dated December 22, 1993 and January 25, 1994. (Incorporated herein by reference to Exhibit 10.46 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File
             No. 0-19565).)
    10.24    Letter Agreement dated as of June 1, 1994 between
             Stratosphere Corporation, Grand Casinos, Inc., Grand Casinos
             Resorts, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak.
             (Incorporated herein by reference to Exhibit 10.80 to the Company's Report on Form 10-Q for the quarter ended July 3,
             1994 (File No. 0-19565).)
    10.25    Amendment to June 1, 1994 Letter Agreement dated November
             16, 1994 between Stratosphere Corporation, Grand Casinos
             Resorts, Inc., Grand Casinos, Inc., Bob Stupak Enterprises,
             Inc. and Bob Stupak. (Incorporated herein by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)

    10.26 Management and Development Agreement dated July 1, 1994, by and between Stratosphere Corporation and Grand Casinos, Inc.
             (Incorporated herein by reference to Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended
             January 1, 1995 (File No. 0-19565).)
    10.27 Memorandum of Agreement dated as of February 16, 1995 by and among Stratosphere Corporation and Grand Casinos, Inc.
             (Incorporated herein by reference to Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended
             January 1, 1995 (File No. 0-19565).)
    10.28    Standby Equity Commitment dated March 9, 1995 by and between
             Grand Casinos, Inc. and Stratosphere Corporation.
             (Incorporated herein by reference to Exhibit 10.51 to the Company's Report on Form 10-K for the fiscal year ended
             January 1, 1995 (File No. 0-19565).)
    10.29 Notes Completion Guarantee dated March 9, 1995 by and between Grand Casinos, Inc. and American Bank National
             Association. (Incorporated herein by reference to Exhibit
             10.52 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.30    Completion Guarantor Subordination Agreement dated March 9,
             1995 between Grand Casinos, Inc. and American Bank National
             Association. (Incorporated herein by reference to Exhibit
             10.53 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
    10.31    Management Agreement (Mille Lacs Facility) dated October 1,
             1996 by and between The Corporate Commission of the Mille
             Lacs Band of Chippewa Indians and Mille Lacs Gaming
             Corporation. (Incorporated herein by reference to Exhibit
             10.30 to the Company's Report on Form 10-K for the fiscal year ended December 29, 1996.)
    10.32    First Amendment to Port Authority Ground Lease dated as of
             December 14, 1992, between the Mississippi Department of
             Economic and Community Development, the Mississippi State
             Port Authority at Gulfport, and Grand Casinos, Inc.
             (Incorporated herein by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended
             December 31, 1995)
    10.33    Third Amendment to Port Authority Ground Lease dated as of
             February 9, 1994, between the Mississippi Department of
             Economic and Community Development, the Mississippi State
             Port Authority at Gulfport, and Grand Casinos of
             Mississippi, Inc. -- Gulfport. (Incorporated herein by reference to Exhibit 10.32 to the Company's Report on Form
             10-K for the fiscal year ended December 31, 1995)
    10.34    Fourth Amendment to Port Authority Ground Lease dated as of
             June 3, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port
             Authority at Gulfport, and Grand Casinos of Mississippi,
             Inc. -- Gulfport. (Incorporated herein by reference to Exhibit 10.33 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.35    Fifth Amendment to Port Authority Ground Lease dated as of
             November 30, 1995, between the Mississippi Department of
             Economic and Community Development, the Mississippi State
             Port Authority at Gulfport, and Grand Casinos of
             Mississippi, Inc. -- Gulfport. (Incorporated herein by reference to Exhibit 10.34 to the Company's Report on Form
             10-K for the fiscal year ended December 31, 1995)
    10.36    Ground Sublease Agreement between Grand Casinos of
             Mississippi, Inc. -- Gulfport and CHC/GCI Gulfport Limited
             Partnership dated as of April 1, 1994. (Incorporated herein by reference to Exhibit 10.35 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.37    First Amendment to Ground Sublease Agreement dated as
             February 3, 1995 by and between Grand Casinos of
             Mississippi, Inc. -- Gulfport and CHC/GCI Gulfport Limited
             Partnership. (Incorporated herein by reference to Exhibit
             10.36 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

    10.38    Ground Sublease Agreement between Grand Casinos of
             Mississippi, Inc. -- Biloxi and CHC/GCI Gulfport Limited
             Partnership dated as of September 1, 1994. (Incorporated herein by reference to Exhibit 10.37 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.39    First Amendment to Ground Sublease Agreement dated as of
             February 3, 1995 by and between Grand Casinos of
             Mississippi, Inc. -- Biloxi and CHC/GCI Biloxi Limited
             Partnership. (Incorporated herein by reference to Exhibit
             10.38 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.40 Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi
             Limited Partnership. (Incorporated herein by reference to Exhibit 10.39 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.41    First Amendment to Public Trust Tidelands Lease dated as of
             November 30, 1995 by and between the State of Mississippi and Grand Casinos Biloxi Theater, Inc. (Incorporated herein by reference to Exhibit 10.40 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)
    10.42 Memorandum of Lease dated as of January 20, 1995 by and between the Board of Levy Commissioners for the Yazoo-Mississippi Delta and BL Development Corp.
             (Incorporated herein by reference to Exhibit 10.41 to the Company's Report on Form 10-K for the fiscal year ended
             December 31, 1995)
    10.43 First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi Delta and BL Development Corp.
             (Incorporated herein by reference to Exhibit 10.42 to the Company's Report on Form 10-K for the fiscal year ended
             December 31, 1995)
    10.44 Employment Agreement dated as of December 1, 1995, by and between Grand Casinos, Inc., and Stanley M. Taube.
             (Incorporated herein by reference to Exhibit 10.43 to the Company's Report on Form 10-K for the fiscal year ended
             December 31, 1995)
    10.45    Participation Agreement dated as of May 10, 1996 among BL
             Development Corp., Grand Casinos, Inc., Hancock Bank. The
             Persons Listed on Schedule II, Bank of Scotland, First
             Interstate Bank of Nevada and Societe Generale, Credit
             Lyonnais, Los Angeles Branch, and BA Leasing & Capital
             Corporation (Incorporated herein by reference to Exhibit
             10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.46 Lease Agreement and Deed of Trust dated as of May 10, 1996 between Hancock Bank and BL Development Corp (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.47    Loan Agreement dated as of May 10, 1996 among Hancock Bank;
             BA Leasing & Capital Corporation; Bank of Scotland, First
             Interstate Bank of Nevada and Societe Generale; and Credit
             Lyonnais, Los Angeles Branch (Incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form
             10-Q for the quarter ended June 30, 1996)
    10.48    Trust Agreement dated as of May 10, 1996 between BL
             Development Corp., as Guarantor, and Hancock Bank, as
             Trustee (Incorporated herein by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended June
             30, 1996)
    10.49 Security Agreement and Assignment of Rents and Leases dated as of May 10, 1996 between Hancock Bank and BA Leasing &
             Capital Corporation (Incorporated herein by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.50 Construction Agency Agreement dated as of May 10, 1996 between Hancock Bank and BL Development Corp. (Incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)

    10.51    Guaranty dated as of May 10, 1996 of Grand Casinos, Inc. and its Subsidiaries in favor of The Beneficiaries Named
             (Incorporated herein by reference to Exhibit 10.7 to the
             Company's Report on Form 10-Q for the quarter ended June 30,
             1996)
    10.52    Deed of Trust, Assignment of Rents and Leases and Security
             Agreement dated as of May 10, 1996 by and among BL
             Development Corp., Hancock Bank, James R. McIlwain and BA
             Leasing & Capital Corporation (Resort Hotel) (Incorporated
             herein by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.53    Deed of Trust, Assignment of Rents and Leases and Security
             Agreement dated as of May 10, 1996 by and among BL
             Development Corp., Hancock Bank, James R. McIlwain and BA
             Leasing & Capital Corporation (Barge Equipment)
             (Incorporated herein by reference to Exhibit 10.9 to the
             Company's Report on Form 10-Q for the quarter ended June 30,
             1996)
    10.54    Third Preferred Mortgage by BL Development Corp. in favor of
             First Security Bank of Utah, National Association, as
             Trustee and Mortgagee for BA Leasing & Capital Corporation,
             as Agent. (Incorporated herein by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended
             June 30, 1996)
    10.55    Master Vessel Trust Agreement dated as of May 10, 1996
             between BA Leasing & Capital Corporation, "Agent" and First
             Security Bank of Utah, N.A., "Vessel Trustee" (Incorporated
             herein by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.56    Ground Lease dated as of May 10, 1996 by and between BL
             Development Corp. and Hancock Bank (Incorporated herein by reference to Exhibit 10.12 to the Company's Report on Form
             10-Q for the quarter ended June 30, 1996)
    10.57    Letter Agreement dated May 10, 1996 (Landlord Waiver and
             Consent) (Incorporated herein by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the quarter ended
             June 30, 1996)
    10.58    Intercreditor Agreement dated as of May 10, 1996 among
             American Bank National Association First Security Bank of
             Utah, Grand Casinos, Inc., GCA Acquisition Subsidiary, Inc.,
             and BA Leasing & Capital Corporation, and acknowledged and accepted by each of Grand Casinos Resorts, Inc., Grand
             Casinos of Mississippi, Inc. -- Gulfport, Grand Casinos of
             Mississippi, Inc. Biloxi, Grand Casinos Biloxi Theater,
             Inc., GCI Biloxi Hotel Acquisition Corporation, GCI Gulfport
             Hotel Acquisition Corporation, Mille Lacs Gaming
             Corporation, Grand Casinos of Louisiana, Inc. --
             Tunica-Biloxi, Grand Casinos of Louisiana, Inc. --
             Coushatta, GCA, and BL Development Corp. (Incorporated
             herein by reference to Exhibit 10.14 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996)
    10.59    Funding Agreement dated as of September 27, 1996 by and
             among Grand Casinos, Inc. and Stratosphere Corporation
             (Incorporated herein by reference to Exhibit 10.1 to the
             Company's Report on Form 10-Q for the quarter ended
             September 30, 1996)
    10.60    Letter Agreement dated as of September 27, 1996 by and among
             Grand Casinos, Inc., Stratosphere Corporation and
             Stratosphere Gaming Corp. (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the
             quarter ended September 30, 1996)
    10.61    Restructuring Agreement Regarding Pre-Negotiated Plan of
             Reorganization by and among Stratosphere Corporation,
             Stratosphere Gaming Corp. and Grand Casinos, Inc. and Member
             of AD Hoc Committee of holders of $203,000,000 of 14 1/4%
             First Mortgage Notes Due 2002. (Incorporated herein by
             reference to Exhibit 99.2 to Stratosphere Corporation's Form
             8-K dated January 6, 1997)
    10.62    Fee Guidelines Agreement (Mille Lacs Facility) dated October
             1, 1996 by and between The Corporate Commission of the Mille
             Lacs Band of Ojibwe Indians and Mille Lacs Gaming
             Corporation. (Incorporated herein by reference to Exhibit
             10.61 to the Company's Report on Form 10-K for the fiscal
             year ended December 29, 1996.)

    10.63    Management Agreement (Hinckley Facility) dated as of October
             1, 1996 by and between The Corporate Commission of the Mille
             Lacs Band of Chippewa Indians and Mille Lacs Gaming
             Corporation. (Incorporated herein by reference to Exhibit
             10.62 to the Company's Report on Form 10-K for the fiscal year ended December 29, 1996.)
    10.64    Fee Guidelines Agreement (Hinckley Facility) effective as of
             October 1, 1996 by and between The Corporate Commission of the Mille Lacs Band of Ojibwe Indians and Mille Lacs Gaming
             Corporation. (Incorporated herein by reference to Exhibit
             10.63 to the Company's Report on Form 10-K for the fiscal year ended December 29, 1996.)
    10.65    Amendment No. 1 to Participation Agreement, dated as of
             March 28, 1997, among BL Development Corp., a Minnesota corporation, as Lessee and Construction Agent; Grand
             Casinos, Inc., a Minnesota corporation, and certain of its subsidiaries listed therein as Guarantors; Hancock Bank, not in its individual capacity, but solely as Lessor, Borrower and Trustee; the persons listed therein, as Lenders; BANK OF
             SCOTLAND, WELLS FARGO BANK, a national association,
             (successor by merger to First Interstate Bank of Nevada), and SOCIETE GENERALE, as Co-Agents; CREDIT LYONNAIS, THE LOS
             ANGELES BRANCH, as Lead Manager; and BA LEASING CAPITAL
             CORPORATION, a California corporation, as Arranger and Agent. (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended
             March 30, 1997.)
    10.66 Limited Warranty, dated as of March 28, 1997. (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 30, 1997.)
    10.67 Participation Agreement, dated as of September 29, 1997, by and among BL Resorts I, LLC, GCG Resorts I, LLC, Grand
             Casinos, Inc. and its Subsidiaries Listed on Schedule I, as
             Guarantors, Hancock Bank, the persons listed on Schedule II, as Lenders, Societe Generale, the Sumitomo Bank, Limited, and Wells Fargo Bank, a national association, as Co-Agents, the Mitsubishi Trust and Banking Corporation, as Lead
             Manager, and BA Leasing and Capital Corporation, as Arranger and Administrative Agent, including Appendix. (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 28, 1997.)
    10.68    Master Lease Agreement and Deed of Trust, dated as of
             September 29, 1997, between Hancock Bank and BL Resorts I,
             LLC and GCG Resorts I, LLC. (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form
             10-Q for the quarter ended September 28, 1997.)
    10.69    Reducing Revolving Loan Agreement, dated as of September 29,
             1997, among Hancock Bank, BA Leasing and Capital
             Corporation, Societe Generale, The Sumitomo Bank, Limited, and Wells Fargo Bank, a national association, the Mitsubishi
             Trust and Banking Corporation and the persons named on
             Schedule I as Lenders. (Incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 28, 1997.)
    10.70    Trust Agreement, dated as of September 29, 1997, between BL
             Resorts I, LLC and GCG Resorts I, LLC and Hancock Bank.
             (Incorporated herein by referenced to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended
             September 28, 1997.)
    10.71    Guaranty, dated as of September 29, 1997, of Grand Casinos,
             Inc., and its Subsidiaries named therein in favor of the Beneficiaries named therein. (Incorporated herein by referenced to Exhibit 10.5 to the Company's Report on Form
             10-Q for the quarter ended September 28, 1997.)
    10.72 Purchase Agreement, dated as of October 9, 1997, by and among Grand Casinos, Inc., the Guarantors and Donaldson,
             Lufkin & Jenrette Securities Corporation. (Incorporated herein by referenced to Exhibit 10.1 to the Company's
             Registration Statement on Form S-4, as amended, File No.
             333-39009.)
    10.73    Employment Agreement between Grand Casinos, Inc. and Lyle
             Berman, dated November 10, 1997.
    10.74    Employment Agreement between Grand Casinos, Inc. and Thomas
             J. Brosig, dated November 10, 1997.

    10.75    Employment Agreement between Grand Casinos Nevada I, Inc.
             and Stanley M. Taube, dated December 20, 1997.
    10.76    Lease Agreement, dated as of June 17, 1996, by and between
             Brooks Family Trust and Nevada Brooks Cook as Landlord and
             Cloobeck Enterprises and Grand Casinos Nevada I, Inc. as
             Tenants.
    10.77    First Amendment to Ground Lease, dated November 25, 1997, by and between MacGregor Income Properties West I, Inc. and
             Grand Casinos Nevada I, Inc.
    10.78    Ground Lease, dated July 31, 1996, by and between MacGregor
             Income Properties West I, Inc. and Cloobeck Enterprises.
    10.79    Indemnification Agreement, dated as of December 31, 1997,
             and between Grand Casinos, Inc. and Lyle Berman.
    13       Annual Report to Shareholders for the fiscal year ended
             December 28, 1997.
    21       Subsidiaries of the Registrant.
    23.1     Consent of Arthur Andersen LLP.
    23.2     Consent of Arthur Andersen LLP.
    27       Financial Data Schedule
    99       Consolidated Financial Statements of Stratosphere
             Corporation

-------------------------
* Management Compensatory Plan or Arrangement.

     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fourth quarter ended December 28, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAND CASINOS, INC.
                                            Registrant

                                          By:     /s/ THOMAS J. BROSIG

                                            ------------------------------------
                                          Name: Thomas J. Brosig,
                                          Title: President and Chief Executive
                                          Officer
Date: March   , 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities
indicated on March   , 1997.

                       NAME                                                   TITLE
                       ----                                                   -----

                  /s/ LYLE BERMAN                         Chairman of the Board of Directors
---------------------------------------------------
                    Lyle Berman

               /s/ THOMAS J. BROSIG                       President, Chief Executive Officer and
---------------------------------------------------       Director (Principal Executive Officer)
                 Thomas J. Brosig

                /s/ MORRIS GOLDFARB                       Director
---------------------------------------------------
                  Morris Goldfarb

                /s/ DAVID L. ROGERS                       Director
---------------------------------------------------
                  David L. Rogers

                 /s/ NEIL I. SELL                         Director
---------------------------------------------------
                   Neil I. Sell

                /s/ JOEL N. WALLER                        Director
---------------------------------------------------
                  Joel N. Waller

                 /s/ RONALD KRAMER                        Director
---------------------------------------------------
                   Ronald Kramer

                /s/ TIMOTHY J. COPE                       Executive Vice President, Chief Financial
---------------------------------------------------       Officer and Director (Principal Financial and
                  Timothy J. Cope                         Accounting Officer)