Form 10-Q
period 1998-03-29
GRAND CASINOS INC
filed 1998-05-13
CIK 878321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

                                       OR

-------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes  X                     No
                               ---                       ---

As of May 8, 1998, there were 42,155,485 shares of Common Stock, $0.01 par value per share, outstanding.

                      GRAND CASINOS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page of
                                                                                                Form 10-Q
                                                                                                ---------
PART I.        FINANCIAL INFORMATION

               ITEM 1.       FINANCIAL STATEMENTS

                             Consolidated Balance Sheets as of                                       3
                             March 29, 1998 and December 28, 1997

                             Consolidated Statements of Earnings                                     4
                             for the three months ended March 29, 1998
                             and March 30, 1997

                             Consolidated Statements of Cash Flows                                   5
                             for the three months ended March 29, 1998
                             and March 30, 1997

                             Notes to Consolidated Financial Statements                              6

               ITEM 2.       MANAGEMENT'S DISCUSSION AND                                            14
                             ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

PART II.       OTHER INFORMATION

               ITEM 1.       Legal Proceedings                                                      20

               ITEM 6.       Exhibits and Reports On Form 8-K                                       27


                              GRAND CASINOS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS)


                                                                       (UNAUDITED)           *
                                                                    MARCH 29, 1998   DECEMBER 28, 1997
------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                        $221,536            $238,635
    Current installments of notes receivable                            5,525               6,856
    Accounts receivable                                                23,245              15,644
    Deferred income taxes                                              12,602              13,399
    Other current assets                                               15,219              15,087
--------------------------------------------------------------------------------------------------
Total Current Assets                                                  278,127             289,621
--------------------------------------------------------------------------------------------------
Property and Equipment-Net                                            974,605             941,022
--------------------------------------------------------------------------------------------------
Other Assets:
    Cash and cash equivalents-restricted                                8,405               4,967
    Securities available for sale                                      16,878              13,110
    Notes receivable-less current installments                         29,003              26,979
    Investments in and notes from unconsolidated affiliates             8,123               8,180
    Debt issuance and deferred licensing costs-net                     25,012              26,000
    Other long-term assets                                             27,672              23,858
--------------------------------------------------------------------------------------------------
Total Other Assets                                                    115,093             103,094
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $1,367,825          $1,333,737
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                   $9,249             $12,947
    Current installments of long-term debt                              2,912               3,509
    Current installments of capital lease obligations                  93,873              97,376
    Accrued interest                                                   19,926               5,817
    Accrued payroll and related expenses                               19,823              25,555
    Other accrued expenses                                             34,981              22,398
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                             180,764             167,602
--------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                          566,487             566,434
    Deferred income taxes                                              97,749              97,085
--------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                           664,236             663,519
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     845,000             831,121
--------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
        common stock issued and outstanding 42,054 and 41,966
        at March 29, 1998 and December 28, 1997, respectively             420                 420
    Additional paid-in-capital                                        414,076             413,631
    Net unrealized losses on securities available for sale               (622)             (2,947)
    Retained earnings                                                 108,951              91,512
--------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                            522,825             502,616
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,367,825          $1,333,737
==================================================================================================


 *  DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                        (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                            -----------------------------------------

                                                             MARCH 29, 1998         MARCH 30, 1997

-----------------------------------------------------------------------------------------------------
REVENUES:
     Casino                                                           $126,182             $ 108,680
     Hotel                                                               9,870                 7,063
     Food and beverage                                                  17,871                14,605
     Management fee income                                              23,030                19,054
     Retail and other income                                             2,967                 2,937
-----------------------------------------------------------------------------------------------------
Gross Revenues                                                         179,920               152,339
     Less:  Promotional allowances                                     (13,456)              (10,169)
-----------------------------------------------------------------------------------------------------
NET REVENUES                                                           166,464               142,170
-----------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Casino                                                             41,323                38,480
     Hotel                                                               3,095                 1,819
     Food and beverage                                                   8,870                 7,985
     Other operating expenses                                            2,901                 3,061
     Depreciation and amortization                                      14,063                11,551
     Lease expense                                                       5,395                 4,505
     Selling, general and administrative                                54,697                43,906
-----------------------------------------------------------------------------------------------------
        Total Costs and Expenses                                       130,344               111,307
-----------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                36,120                30,863
-----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                     4,067                 3,713
     Interest expense                                                  (11,697)              (10,646)
     Other                                                                (305)                 (188)
-----------------------------------------------------------------------------------------------------
        Total expense, net                                              (7,935)               (7,121)
-----------------------------------------------------------------------------------------------------

Earnings before income taxes                                            28,185                23,742
Provision for income taxes                                              10,746                 9,161
-----------------------------------------------------------------------------------------------------

Net Earnings                                                          $ 17,439             $  14,581
=====================================================================================================

BASIC EARNINGS PER SHARE                                              $   0.42             $    0.35
=====================================================================================================

DILUTED EARNINGS PER SHARE                                            $   0.40             $    0.34
=====================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              41,984                41,827
=====================================================================================================

WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                    43,494                42,434
=====================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                       (UNAUDITED)
                                                                                   THREE MONTHS ENDED
                                                                            MARCH 29, 1998     MARCH 30, 1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings                                                                    $17,439            $14,581
     Adjustments to reconcile net earnings  to net cash
       provided by operating activities:
      Depreciation and amortization                                                   14,063             11,551
      Equity in loss of unconsolidated affiliates                                         48                188
      Deferred income taxes                                                                -              1,250
      Changes in operating assets and liabilities:
           Current assets                                                             (7,824)            (5,651)
           Accounts payable                                                           (3,698)            (5,801)
           Accrued expenses                                                           21,013              3,581
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                             41,041             19,699
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for property and equipment                                             (46,058)           (36,813)
     Increase in notes receivable                                                     (2,024)                 -
     Proceeds from repayment of notes receivable                                       1,331              2,136
     Decrease (increase) in cash and cash equivalents-restricted and other            (3,438)               826
     Decrease (increase) in other long-term assets                                    (4,135)               132
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                (54,324)           (33,719)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock-net                                          445                256
     Debt issuance costs and deferred financing costs                                   (161)                57
     Payments on long-term debt and capital lease obligations                         (4,100)            (4,991)
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                 (3,816)            (4,678)
----------------------------------------------------------------------------------------------------------------


Net decrease in cash and cash equivalents                                            (17,099)           (18,698)
Cash and cash equivalents - beginning of year                                        238,635            147,254
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                             $221,536           $128,556
================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest - net of capitalized interest                                          $1,526               $890
      Income taxes                                                                         -             10,500


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1998
                                   (UNAUDITED)



NOTE 1            UNAUDITED FINANCIAL STATEMENTS

                  Grand Casinos, Inc. and its subsidiaries, collectively the Company, develops, constructs, and manages land-based and dockside casinos and related hotel and entertainment facilities. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi, and manages two Indian-owned casinos in Minnesota (the management contract with Grand Casino Mille Lacs in Onamia, Minnesota, expires on April 2,
                  1998) and two Indian-owned casinos in Louisiana. Related hotel, health spa/salon, and convention center facilities at Company-owned Grand Casino Biloxi, located in Biloxi, Mississippi, and hotel and health spa/salon facilities at Grand Casino Tunica, located in Tunica County, Mississippi, are currently under construction. In addition, related hotel facilities at Indian-owned Grand Casino Coushatta, located in Kinder, Louisiana, are currently under construction.

                  The accompanying unaudited consolidated financial statements include the accounts of Grand Casinos, Inc. and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing between 20% and 50% of voting stock are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in the consolidation.

                  The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 1            UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

                  Operating results for the three months ended March 29, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999. Operating results for such three months include management fees from the Company's management of Grand Casino Mille Lacs. The contract pursuant to which the Company managed Grand Casinos Mille Lacs expired on April 2, 1998.

                  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

NOTE 2            ACCOUNTING PRONOUNCEMENTS

                  The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", effective December 29, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Total comprehensive earnings (loss) for the three months ended March 29, 1998 and March 30, 1997 were $2.3 million and $(1.5) million. Differences between comprehensive earnings for these periods were due to unrealized holding gains and losses on securities available for sale.

                  During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company expects to adopt the Statement effective January 3, 1999. The effect of the adoption is not expected to be significant. Start-up and preopening amounts capitalized as of March 29, 1998 totaled $.5 million. The Company expects that all such costs will be fully amortized prior to the end of 1998.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




                  In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expense.
                  The effect of adoption is not expected to materially effect the Company's financial position or results of operation.

NOTE 3            INTEREST COSTS

                  The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects at Company-owned facilities. Such interest costs are amortized over the related assets' estimated useful lives. For the three months ended March 29, 1998 and March 30, 1997, approximately $3.9 million and $2.4 million, respectively, of interest cost was capitalized.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 4   NOTES RECEIVABLE

                  Notes receivable consist of the following (in thousands):


                                                                             Mar. 29, 1998             Dec. 28, 1997
                                                                             -------------             -------------
                  Notes from the Coushatta Tribe with interest at a defined
                  reference rate plus 1% (not to exceed 16%), receivable in
                  monthly installments through January 2002                       23,564                    22,722

                  Notes from the Tunica-Biloxi Tribe with interest at a defined reference rate plus 1% (not to exceed 16%), receivable in
                  monthly installments through June 2001                          10,375                    10,409

                  Other, less allowance for doubtful accounts
                  of $3,050 and $3,050, respectively                                 589                       704
                                                                                 -------                   -------
                                                                                 $34,528                   $33,835
                  Less current installments of notes receivable                   (5,525)                   (6,856)
                                                                                 -------                   -------
                  Notes receivable-less current installments                     $29,003                   $26,979
                                                                                 =======                   =======



NOTE 5            LONG-TERM DEBT

                  On November 30, 1995, the Company completed its public offering of $450.0 million of eight year 10.125% first mortgage notes due December 1, 2003. The first mortgage notes are secured by substantially all the assets of Grand Casino Biloxi and Grand Casino Gulfport as of November 30, 1995, Grand Casino Tunica assets included in Phase 1 development as described in the indenture pursuant to which the first mortgage notes were issued, capital stock of Stratosphere Corporation owned by the Company, and certain notes receivable due the Company from Tribes. The first mortgage notes require semi-annual payments of interest only on June 1 and December 1 of each year commencing June 1, 1996, and continuing until December 1, 2003, at which time the entire principal plus accrued interest is due and payable. The first mortgage notes may be redeemed at the Company's option, in whole or in part, anytime after December 1, 1999, at a premium, declining ratably thereafter to par value on December 1, 2002.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 5            LONG-TERM DEBT (CONTINUED)

                  On May 10, 1996, the Company completed a $120 million capital lease facility through BA Leasing & Capital Corporation. The five-year capital lease facility, with varying interest rates ranging from 1.75% to 2.50% over the LIBO Rate, was used to fund the continued development of the Company's Grand Casino Tunica project, located in northern Mississippi, just outside of Memphis, Tennessee. Approximately $90 million of the loan was used for furniture, fixtures and equipment for the 340,000 square foot casino complex. The balance of approximately $30 million was used to construct a 600-room hotel at Grand Casino Tunica. As of March 29, 1998, $93.9 million was the balance owing under the capital lease facility. That balance was paid in full on March 31, 1998. (See Note 7)

                  On September 30, 1997, the Company completed a $100.0 million revolving loan facility through BA Leasing & Capital Corporation. The five-year revolving capital lease facility, with interest rates ranging from 1.75% to 2.50% over the LIBO Rate, will be used for the continued development of Grand Casino Tunica and Grand Casino Gulfport, as well as other general corporate purposes. As of March 29, 1998, no advances relating to this financing had been made.

                  On October 14, 1997, the Company completed a $115.0 million, 9.0%, seven-year, senior unsecured note offering due 2004. The majority of the proceeds from the offering were used to refinance the $120.0 million capital lease facility (described above) on March 31, 1998. The notes require semi-annual payments of interest only on April 15 and October 15 of each year commencing April 15, 1998 and continuing until October 15, 2004, at which time the entire principal plus accrued interest is due and payable. The notes may be redeemed in whole or in part, anytime after October 15, 2001, at a premium, declining ratably thereafter to par value on October 15, 2003.

NOTE 6            COMMITMENTS AND CONTINGENCIES

                  STRATOSPHERE CORPORATION

                  The Company owns approximately 38% of the common stock issued by Stratosphere Corporation ("Stratosphere"). Stratosphere and its wholly-owned operating subsidiary developed and operate the Stratosphere

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  STRATOSPHERE CORPORATION (CONTINUED)

                  Tower, Hotel and Casino in Las Vegas, Nevada. In January 1997, Stratosphere and its wholly-owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

                  In October 1997, the Company announced that it had not been able to reach an agreement with holders of a significant portion of Stratosphere's first mortgage notes for a consensual reorganization of Stratosphere that would involve the Company's participation. The Company also announced that it had no intention of participating in any plan or reorganization for Stratosphere.

                  In March 1995, in connection with Stratosphere's issuance of its first mortgage notes, the Company entered into a Standby Equity Commitment Agreement (the "Standby Equity Commitment") between Stratosphere and the Company. The Company agreed in the Standby Equity Commitment, subject to the terms and conditions stated in the Standby Equity Commitment, to purchase up to $20.0 million of additional equity in Stratosphere during each of the first three years Stratosphere is operating (as defined in the Standby Equity Commitment) to the extent Stratosphere's consolidated cash flow (as defined in the Standby Equity Commitment) during each of such years does not exceed $50.0 million.

                  Based on provisions of the U.S. Bankruptcy Code that the Company contends apply to the Standby Equity Commitment, the Company has asserted that the enforceability of the Standby Equity Commitment is in question. Both the Official Committee of Noteholders in the Stratosphere Bankruptcy case (the "Official Committee") and the current trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes (the "Trustee") claim that the Standby Equity Commitment is enforceable.

                  The enforceability of the Standby Equity Commitment is the subject of litigation to which the Company is a party in (i) the Stratosphere bankruptcy case (as a result of a motion brought by the Official Committee), and (ii) the U.S. District Court for the district of Nevada (as a result of an action brought by the Trustee). On February 19, 1998, the Bankruptcy Court ruled that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




                  LOAN GUARANTY AGREEMENTS

                  The Company has guaranteed two loan and security agreements entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment, and for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreements extend through 1998 and 2000, respectively, and as of March 29, 1998, the amounts outstanding were $2.0 million and $11.4 million, respectively.

                  The Company has also guaranteed loan and security agreements entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of March 29, 1998, the amounts outstanding were $1.6 million. In addition, on May 1, 1997, the Company guaranteed a loan agreement entered into by the Coushatta Tribe in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of March 29, 1998, $5.1 million have been advanced under this loan agreement.

                  The Company has entered into a master hotel development agreement with Casino Resource Corporation for the Grand Casino Hinckley Inn adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage for the hotel which had an unpaid principal balance of $2.4 million as of March 29, 1998.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



NOTE 7            SUBSEQUENT EVENTS

                  On March 31, 1998, the Company used cash proceeds received from the $115.0 million, senior unsecured note offering which closed on October 14, 1997, to pay off the $94.6 million balance of principal and interest, remaining under the $120.0 million capital lease facility dated May 10, 1996. Unamortized debt issuance costs of $2.6 million will be classified as extraordinary loss relating to early extinguishment of debt for the quarter ended June 28, 1998.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OVERVIEW

                  The Company develops, constructs and manages land-based and dockside casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica, and from management fee income from Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta.

                  Pursuant to the Mille Lacs, Hinckley, Avoyelles, and Coushatta management contracts, the Company receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta. The management agreement for Grand Casino Mille Lacs expired on April 2, 1998. The Company believes that the management agreement for Grand Casino Hinckley, which expires in June 1999, will not be renewed.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)


                  OVERVIEW (CONTINUED)

                  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

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

                  As of May 1, 1998, the Louisiana legislature is considering various proposals for state constitutional amendments and/or legislation that attempt to impose certain taxes, including excise taxes on certain activities conducted on Indian reservations. It appears that the proposals are contemplated to become effective after the expiration dates of the existing compacts between the State of Louisiana and the Indian tribes that own and operate casinos in the State of Louisiana. The issue of the enforceability of such taxes, however, will involve complex legal issues, the resolution of which cannot be predicted with certainty.

                  If any such proposal results in a legally-enforceable tax on the activities of the Company's subsidiaries that manage Grand Casino Avoyelles and/or Grand Casino Coushatta, and that tax is effective during any time that such subsidiaries manage such casinos, the tax may have an adverse effect on the Company.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)


                  RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 29, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 1997

                  Earnings Per Common Share and Net Earnings

                  Basic and diluted earnings per common share were $.42 per share and $.40 per share, respectively, for the three months ended March 29, 1998, compared to $.35 per share and $.34 per share, respectively for the prior year's comparable period. Net earnings increased $2.9 million to $17.4 million for the three months ended March 28, 1998 compared to the same period in the prior year.

                  Revenues

                  Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $126.2 million in gross casino revenue and $30.7 million in gross hotel, food, beverage, retail, and entertainment revenue during the three months ended March 29, 1998. During the three months ended March 30, 1997, Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $108.7 million in gross casino revenue and $24.6 million in gross hotel, food, beverage and retail revenue.

                  The increase in gross revenues is attributable to increased revenue at all properties. Grand Casino Tunica's gross revenues increased $14.5 million to $53.7 million, an increase of 37.1%, for the three months ended March 29, 1998. Contributing to this increase at Grand Casino Tunica, the Veranda Hotel and Convention Center, which were not open during the first quarter of 1997, were open during the entire first quarter of 1998. In addition, other new amenities added in the Tunica market appear to have increased the overall Tunica market capacity. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $9.7 million for the three months ended March 29, 1998, compared to the same period in the prior year. Contributing to this increase was the opening of a 500-room hotel at Grand Casino Biloxi in mid-February 1998. Finally, the Company's management fees from Indian-owned casinos increased $4.0 million or 20.9% for the three months ended March 29, 1998, compared to the same period in the prior year.

                     GRAND CASINOS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)

                  Costs and Expenses

                  Total costs and expenses increased $19.0 million, from $111.3 million for the three months ended March 30, 1997, to $130.0 million for the three months ended March 29, 1998. Casino expenses were $41.3 million for the three month period ended March 29, 1998, compared to $38.5 million for the comparable period in 1997. This increase of $2.8 million relates to a $17.5 million increase in casino revenue for such three-month period, compared to the same period in the prior year. Food and beverage expenses increased $.9 million to $8.9 million for the three month period ended March 29, 1998. The increase relates to a $3.3 million increase in food and beverage revenues.

                  Selling, general, and administrative expenses increased $10.8 million from $43.9 million for the three months ended March 30, 1997 to $54.7 million for the three months ended March 29, 1998. Grand Casino Tunica's selling, general, and administrative expenses increased $3.0 million. In addition, combined selling, general, and administrative expenses for Grand Casino Biloxi and Grand Casino Gulfport increased $1.5 million. The increases relate primarily to an increase in marketing and health insurance costs. Corporate expenses for the three months ended March 29, 1998 increased by $6.3 million from the same period in 1997. Costs associated with the relocation of the corporate headquarters and additional litigation reserves accounted for $5.7 million of the increase.

                  Other

                  Interest income increased by $1.4 million to $4.1 million for the three months ended March 29, 1998 as a result of additional cash available for investment. Interest expense increased by $1.1 million to $11.7 million for the three months ended March 29, 1998. The increase is the result of the $115.0 million senior unsecured notes being outstanding, and the proceeds of which being unused, during the three month period ended March 29, 1998, offset by an increase in capitalized interest for the same period. Capitalized interest was $3.9 million and $2.4 million for the three months ended March 29, 1998 and March 30, 1997, respectively.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (UNAUDITED)



                  CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

                  At March 29, 1998, the Company had $221.5 million in cash and cash equivalents, of which $94.6 million was used to pay off an existing capital lease facility and related interest on March 31, 1998.

                  Net cash provided by operating activities totaled $41.0 million for the three month period ended March 29, 1998, compared with $19.7 million for the three month period ended March 30, 1997. During the three month periods ended March 29, 1998 and March 30, 1997, the Company's capital expenditures totaled $46.1 and $36.8 million, respectively. Capital expenditures related primarily to constructing new 600-room hotels at Grand Casino Tunica and Grand Casino Gulfport and completion of a new 500-room hotel at Grand Casino Biloxi.

                  At March 29, 1998, the Company's long-term debt included 10.125% first mortgage notes due in 2003 in the amount of $450.0 million and 9% senior unsecured notes in the amount of $115.0 million due in 2004 (which the Company secured for refinancing an existing capital lease facility). The first mortgage notes are redeemable on December 1, 1999, or thereafter based on a stated premium that declines ratably to par value. The senior unsecured notes are redeemable on October 15, 2001, or thereafter based on a stated premium that declines ratably to par value.

                  As of March 29, 1998, $93.9 million remained outstanding on the capital lease facility and is classified as a current liability on the March 29, 1998 balance sheet. The balance was paid in full on March 31, 1998 using proceeds from the senior unsecured notes. The Company also has available a $100.0 million revolving capital lease facility for continued development of Grand Casino Gulfport and Grand Casino Tunica. As of March 29, 1998, no advance relating to this financing had been made.

                  Pursuant to the Company's covenants related to the 10.125% first mortgage notes and the 9% senior unsecured notes and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.

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

                  Forward-looking statements are those which include statements regarding projections, plans and objectives, and future economic performance, together with statements regarding any assumptions pertaining to such projections, plans and objectives, and future economic performance. While these forward-looking statements reflect the best judgment of the Company, based on information available on the date when such statements are made, such statements are all subject to risks and uncertainties that could cause actual results to vary from the forward-looking statements made. Those variances could be significant.

                  Such forward-looking statements involve risks and uncertainties that could significantly affect future results, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), changes in competitive conditions, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). In addition to any specific risks and uncertainties mentioned or discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's 1997 Form 10-K provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, you should be aware that the facts and circumstances which exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  The following descriptions are summaries of the status of each of the following legal proceedings as of May 1, 1998. More complete and/or updated information may be obtained by reviewing the court files pertaining to such proceedings.

                  COHEN - STATE ACTION

                  In August 1995, Harvey Cohen brought a legal action in the District Court for Clark County, Nevada -- Harvey J. Cohen, et al. v. Stratosphere Corporation, et al. - Case No. A349985 -- against various defendants, including Grand Casinos Resorts, Inc., a wholly owned subsidiary of the Company. Cohen alleges securities law violations and various state law claims in connection with the initial public offering (the "IPO") for Stratosphere Corporation ("Stratosphere"). Cohen brought the action as a class action, and alleges that the defendants deprived the plaintiffs of the opportunity to purchase Stratosphere common stock in the IPO.

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

                  SLOT MACHINE LITIGATION - NEVADA

                  In April 1994, William H. Poulos brought a legal action in the U.S. District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et al. vs. Caesars World, Inc. et al. - Case No. 39-478-CIV-ORL-22 -- in which various parties (including the Company) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

                  A subsequently filed action -- William Ahearn, et al. vs. Caesars World, Inc., et al. - Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

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

                  In September 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada -- Larry Schreier, et al. vs. Caesars World, Inc., et al. - Case No. CV-S-95-00923-DWH (RJJ).

                  The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

                  In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title William H. Poulos, et al. vs. Caesars World, Inc., et al. - Case No. CV-S-94-1126 - DAE (RJJ) - (Base File), and required the plaintiffs to file a consolidated and amended complaint. In February 1997, the plaintiffs filed a consolidated and amended complaint.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION
                                   (CONTINUED)

                  STRATOSPHERE SECURITIES LITIGATION - FEDERAL

                  In August 1996, a complaint was filed in the U.S. District Court for the District of Nevada -- Michael Caesar, et al. v. Stratosphere Corporation, et al. -- against Stratosphere Corporation and others, including the Company. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.

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

                  In February 1997, the plaintiffs filed a consolidated and amended complaint naming various defendants, including the Company and certain current and former officers and directors of the Company. The amended complaint included claims under federal securities laws and Nevada laws based on acts alleged to have occurred between December 19, 1995 and July 26, 1996.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION
                                   (CONTINUED)



                  STRATOSPHERE SECURITIES LITIGATION - FEDERAL (CONTINUED)

                  In August 1997, the plaintiffs filed a second amended complaint. In September 1997, certain of the defendants, including the Company and the Company's officers and directors named as defendants, submitted a motion to dismiss the second amended complaint. The motion was based on various grounds, including the Company's claim that the second amended complaint failed to state a valid cause of action against the Company and those officers and directors.

                  In April 1998, the court granted the Company's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the second amended complaint that survived the Company's motion to dismiss.

                  STRATOSPHERE SECURITIES LITIGATION - STATE

                  In August 1996, a complaint was filed in the District Court for Clark County, Nevada -- Victor M. Opitz, et al. v. Robert
                  E. Stupak, et al. - Case No. A363019 -- against various defendants, including the Company. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.

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

                  In December 1997, the court granted the Company's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the consolidated complaint that survived the Company's motion to dismiss. Discovery has begun.

                  DERIVATIVE ACTION

                  In February 1997, certain shareholders of the Company brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et al. v. Lyle Berman, et al. - Court File No. MC97-002807 -- against certain current and former officers and directors of the Company. The plaintiffs allege that those officers and directors breached certain fiduciary duties to the shareholders of the Company as a result of certain transactions involving the Stratosphere project.

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

                  The Company has submitted a motion to dismiss the action based on the special litigation committee's report. The plaintiffs have opposed that motion. As of May 1, 1998, the court has not ruled on the motion.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION
                                   (CONTINUED)


                  STRATOSPHERE VACATION CLUB LITIGATION

                  In late April 1997, the Company and Grand Casinos Resorts, Inc. ("Resorts"), a wholly-owned subsidiary of the Company, were made defendants in an action in District Court in Clark County, Nevada -- Richard Duncan, et al. vs. Bob and Jane Doe Stupak, et al. - Case No. A370127. The plaintiffs allege that the defendants, including the Company and Resorts, engaged in acts that constitute "consumer fraud" under Nevada law in connection with vacation packages which the defendants claim to have purchased from Bob Stupak. The plaintiffs also allege "unjust enrichment", breach of contract and other claims under Nevada law. The plaintiffs seek to pursue their claims as a class action, and ask for various remedies including compensatory damages and punitive damages.

                  The Company submitted a motion to dismiss the complaint as it pertains to Company and Resorts. The court denied the motion to dismiss. Discovery has begun.

                  In April 1998, the court preliminarily approved a proposed settlement of the action. The terms and conditions of the settlement are described in a settlement agreement filed with the court. As of May 1, 1998, the proposed settlement remains subject to certain conditions described in the settlement agreement, including final court approval.

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

                  The complaint alleges that the Company failed to perform under the Standby Equity Commitment entered into between Stratosphere Corporation and the Company in connection with Stratosphere Corporation's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Committee claims are the Company's obligations under the Standby Equity Commitment. The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment.

                  The Company has submitted a motion requesting that the district court stay further proceedings pending resolution of the standby equity commitment issues pending in the Stratosphere bankruptcy case.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION
                                   (CONTINUED)



                  STRATOSPHERE PREFERENCE CLAIM

                  In April 1998, Stratosphere served on the Company and Grand Media & Electronics Distributing, Inc., a wholly-owned subsidiary of the Company ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to (i) the Company as management fees and for costs and expenses under a management agreement between Stratosphere and the Company, and (ii) Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

                  Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

                  As of May 1, 1998, the Company and Grand Media are preparing their response to Stratosphere's complaint.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) No reports on Form 8-K were filed during the quarterly period ended March 29, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Dated:  May  13, 1998                       GRAND CASINOS, INC.
                                            -------------------
                                            Registrant



                                            By/ S /THOMAS J. BROSIG
                                            -----------------------
                                            Thomas J. Brosig
                                            President and
                                            Chief Executive Officer



                                            / S / TIMOTHY J. COPE
                                            ---------------------
                                            Timothy J. Cope
                                            Executive Vice President and
                                            Chief Financial Officer