Form 10-Q
period 1998-06-28
GRAND CASINOS INC
filed 1998-08-05
CIK 878321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ____________________________

                                   FORM 10-Q


(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934


For  the quarterly period ended June 28, 1998

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

     Yes  X                     No
         ----                      ----

As of August 3, 1998, there were 42,293,145 shares of Common Stock, $0.01 par value per share, outstanding.

                      GRAND CASINOS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                     Page of
                                                                     Form 10-Q



     PART I.   FINANCIAL INFORMATION
               ----------------------


               ITEM 1.      FINANCIAL STATEMENTS

                            Consolidated Balance Sheets as of            3
                            June 28, 1998 and December 28, 1997

                            Consolidated Statements of Earnings          4
                            for the three months ended June 28, 1998
                            and June 29, 1997

                            Consolidated Statements of Earnings          5
                            for the six months ended June 28, 1998
                            and June 29, 1997

                            Consolidated Statements of Cash Flows        6
                            for the six months ended June 28, 1998
                            and June 29, 1997

                            Notes to Consolidated Financial Statements   7

               ITEM 2.      MANAGEMENT'S DISCUSSION AND                  14
                            ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     PART II.  OTHER INFORMATION
               ------------------

               ITEM 1.      Legal Proceedings                            22

               ITEM 4.      Submission of Matters to
                            a Vote of Security Holders                   31

               ITEM 5.      Other Information                            32

               ITEM 6.      Exhibits and Reports On Form 8-K             33

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               (UNAUDITED)           *
                                                                             JUNE 28, 1998     DECEMBER 28, 1997
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                         $92,847              $238,635
 Current installments of notes receivable                                            7,367                 6,856
 Accounts receivable                                                                21,239                15,644
 Deferred income taxes                                                              12,602                13,399
 Other current assets                                                               15,751                15,087
----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               149,806               289,621
----------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                       1,034,020               941,022
----------------------------------------------------------------------------------------------------------------
Other Assets:
 Cash and cash equivalents-restricted                                                8,120                 4,967
 Securities available for sale                                                      15,372                13,110
 Notes receivable-less current installments                                         25,955                26,979
 Investments in and notes from unconsolidated affiliates                             8,142                 8,180
 Debt issuance and deferred licensing costs-net                                     21,625                26,000
 Other long-term assets                                                             29,615                23,858
----------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                 108,829               103,094
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $1,292,655            $1,333,737
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                   $9,745               $12,947
 Current installments of long-term debt                                                 60                 3,509
 Current installments of capital lease obligations                                       -                97,376
 Accrued interest                                                                    5,291                 5,817
 Accrued payroll and related expenses                                               25,551                25,555
 Income taxes payable                                                               10,180                     -
 Other accrued expenses                                                             36,582                22,398
----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                           87,409               167,602
----------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
 Long-term debt-less current installments                                          566,481               566,434
 Deferred income taxes                                                              97,192                97,085
----------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                        663,673               663,519
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  751,082               831,121
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
 Capital stock, $.01 par value; authorized 100,000 shares;
   common stock issued and outstanding 42,291 and 41,966
   at June 28, 1998 and December 28, 1997, respectively                                423                   420
 Additional paid-in-capital                                                        416,566               413,631
 Net unrealized losses on securities available for sale                             (1,548)               (2,947)
 Retained earnings                                                                 126,132                91,512
----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                         541,573               502,616
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $1,292,655            $1,333,737
================================================================================================================

 * FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                    (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                          --------------------------------

                                                                          JUNE 28, 1998      JUNE 29, 1997
                                                                          -------------      -------------

----------------------------------------------------------------------------------------------------------
REVENUES:
  Casino                                                                       $121,090           $113,628
  Hotel                                                                          12,602              9,514
  Food and beverage                                                              18,072             16,347
  Management fee income                                                          19,717             19,814
  Retail and other income                                                         3,606              3,488
----------------------------------------------------------------------------------------------------------
Gross Revenues                                                                  175,087            162,791
  Less:  Promotional allowances                                                 (12,801)           (11,954)
----------------------------------------------------------------------------------------------------------
NET REVENUES                                                                    162,286            150,837
----------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Casino                                                                         40,609             39,587
  Hotel                                                                           4,096              2,291
  Food and beverage                                                               9,647              8,534
  Other operating expenses                                                        3,258              3,390
  Depreciation and amortization                                                  13,948             12,410
  Lease expense                                                                   5,356              4,676
  Selling, general and administrative                                            48,149             40,993
----------------------------------------------------------------------------------------------------------
    Total Costs and Expenses                                                    125,063            111,881
----------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                         37,223             38,956
----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                                                 2,785              2,981
  Interest expense                                                              (10,118)           (11,971)
  Other                                                                            (583)              (125)
----------------------------------------------------------------------------------------------------------
    Total other expense, net                                                     (7,916)            (9,115)
----------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                     29,307             29,841
Provision for income taxes                                                       10,567             11,525
----------------------------------------------------------------------------------------------------------

Earnings before Extraordinary Charge                                             18,740             18,316
Extraordinary Charge-Net of Taxes                                                (1,560)                 -
----------------------------------------------------------------------------------------------------------

NET EARNINGS                                                                    $17,180            $18,316
==========================================================================================================

Basic Earnings per Share before Extraordinary Charge                              $0.44              $0.44
Basic Loss per Share - Extraordinary Charge                                      ($0.04)             $0.00
----------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                          $0.40              $0.44
==========================================================================================================

Diluted Earnings per Share before Extraordinary Charge                            $0.43              $0.43
Diluted Loss per Share - Extraordinary Charge                                    ($0.04)             $0.00
----------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                        $0.39              $0.43
==========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       42,136             41,890
==========================================================================================================

WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                             43,378             42,782
==========================================================================================================

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                       (UNAUDITED)
                                                                                    SIX MONTHS ENDED
                                                                           -----------------------------------

                                                                           JUNE 28, 1998         JUNE 29, 1997
                                                                           -------------         -------------

--------------------------------------------------------------------------------------------------------------
REVENUES:
  Casino                                                                        $247,272              $222,308
  Hotel                                                                           22,472                16,576
  Food and beverage                                                               35,943                30,952
  Management fee income                                                           42,748                38,868
  Retail and other income                                                          6,572                 6,425
--------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                   355,007               315,129
  Less:  Promotional allowances                                                  (26,256)              (22,122)
--------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                     328,751               293,007
--------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Casino                                                                          81,932                78,067
  Hotel                                                                            7,192                 4,110
  Food and beverage                                                               18,517                16,519
  Other operating expenses                                                         6,159                 6,451
  Depreciation and amortization                                                   28,011                23,961
  Lease expense                                                                   10,750                 9,181
  Selling, general and administrative                                            102,846                84,899
--------------------------------------------------------------------------------------------------------------
    Total Costs and Expenses                                                     255,407               223,188
--------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                          73,344                69,819
--------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                                                  6,852                 6,694
  Interest expense                                                               (21,815)              (22,617)
  Other                                                                             (888)                 (313)
--------------------------------------------------------------------------------------------------------------
    Total expense, net                                                           (15,851)              (16,236)
--------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                      57,493                53,583
Provision for income taxes                                                        21,313                20,686
--------------------------------------------------------------------------------------------------------------

Earnings before extraordinary charge                                              36,180                32,897
Extraordinary charge-net of taxes                                                 (1,560)                    -
--------------------------------------------------------------------------------------------------------------
Net Earnings                                                                     $34,620               $32,897
==============================================================================================================

Basic Earnings per Share before Extraordinary Charge                               $0.86                 $0.79
Basic Loss per Share - Extraordinary Charge                                       ($0.04)                    -
--------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                           $0.82                 $0.79
==============================================================================================================

Diluted Earnings per Share before Extraordinary Charge                             $0.84                 $0.77
Diluted Loss per Share - Extraordinary Charge                                     ($0.04)                    -
--------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                         $0.80                 $0.77
==============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        42,101                41,859
==============================================================================================================

WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                              43,229                42,609
==============================================================================================================

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                                   SIX MONTHS ENDED
                                                                          JUNE 28, 1998        JUNE 29, 1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Earnings                                                                   $34,620              $32,897
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                                  28,011               23,961
  Equity in loss of unconsolidated affiliates                                       225                  200
  Deferred income taxes                                                            -                   1,250
  Changes in operating assets and liabilities:
       Current assets                                                            (6,828)              (3,927)
       Accounts payable                                                          (3,202)              (5,641)
       Accrued expenses                                                          23,887               (1,106)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                        76,713               47,634
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for property and equipment                                           (117,837)            (101,590)
 Increase in notes receivable                                                    (2,728)                -
 Proceeds from repayment of notes receivable                                      3,241                3,905
 Decrease (increase) in cash and cash equivalents-restricted and other           (3,153)               3,626
 Increase in other long-term assets                                              (6,510)              (3,878)
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                          (126,987)             (97,937)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock-net                                       2,938                  641
 Debt issuance costs and deferred financing costs                                 2,379                  (79)
 Proceeds from issuance of long-term debt                                          -                  45,088
 Payments on long-term debt and capital lease obligations                      (100,831)             (10,000)
-------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                             (95,514)              35,650
-------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                      (145,788)             (14,653)
Cash and cash equivalents - beginning of year                                   238,635              147,254
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                         $92,847             $132,601
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest - net of capitalized interest                                        $30,519              $27,325
  Income taxes                                                                     -                  17,301

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 28, 1998
                                  (UNAUDITED)



NOTE 1  UNAUDITED FINANCIAL STATEMENTS

        Grand Casinos, Inc. and its subsidiaries (collectively "the Company") develops, constructs, and manages land-based and dockside casinos and related hotel and entertainment facilities. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi, and manages two Indian-owned casinos in Minnesota (the management contract with Grand Casino Mille Lacs in Onamia, Minnesota, expired on April 2, 1998) and two Indian-owned casinos in Louisiana. Related hotel, health spa/salon, and convention center facilities at Company-owned Grand Casino Gulfport, located in Gulfport, Mississippi, and hotel and health spa/salon facilities at Grand Casino Tunica, located in Tunica County, Mississippi, are currently under construction. In addition, a casino expansion and a new hotel at Indian-owned Grand Casino Coushatta, located in Kinder, Louisiana, are currently under construction.

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

        Operating results for the six months ended June 28, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999. Operating results for such six months include management fees from the Company's management of Grand Casino Mille Lacs. The contract pursuant to which the Company managed Grand Casinos Mille Lacs expired on April 2, 1998.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)





NOTE 2  ACCOUNTING PRONOUNCEMENTS

        The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", effective December 29, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Total comprehensive earnings (loss) for the six months ended June 28, 1998 and June 29, 1997 were $1.4 million and ($1.9) million, respectively. Differences between comprehensive earnings (loss) for these periods were due to unrealized holding gains and losses on securities available for sale.

        During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company expects to adopt the Statement effective January 3, 1999. The effect of the adoption is not expected to be significant. Start-up and preopening amounts capitalized as of June 28, 1998 totaled $1.2 million. The Company expects that all such costs will be fully amortized prior to the end of 1998.

        In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expenses. The effect of adoption is not expected to materially effect the Company's financial position or results of operation.

        In June 1998, the Financial Accounting Standards Board issued
        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of adoption of Statement 133. However, the statement could increase volatility in earnings and other comprehensive income.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



NOTE 3  INTEREST COSTS

        The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects at Company-owned facilities. Such interest costs are amortized over the related assets' estimated useful lives. For the six months ended June 28, 1998 and June 29, 1997, approximately $8.2 million and $3.7 million, respectively, of interest cost was capitalized.

NOTE 4  NOTES RECEIVABLE

        Notes receivable consist of the following (in thousands):

                                                                   June 28, 1998             Dec. 28, 1997
                                                                   -------------             -------------
        Notes from the Coushatta Tribe with
        interest at a defined reference rate plus
        1% (not to exceed 16%), receivable in
        monthly installments through
        January 2002                                                  22,235                 22,722

        Notes from the Tunica-Biloxi Tribe with
        interest at a defined reference rate plus
        1% (not to exceed 16%), receivable in
        monthly installments through June
        2001                                                          10,497                 10,409

        Other, less allowance for doubtful accounts
        of $3,050 and $3,050, respectively                               590                    704
                                                                 -------------             -------------
                                                                     $33,322                 $33,835
        Less current installments of notes receivable                 (7,367)                 (6,856)
                                                                 -------------             -------------
        Notes receivable-less current installments                   $25,955                 $26,979
                                                                 =============             =============


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

        On March 31, 1998, the Company used cash proceeds received from the $115.0 million, senior unsecured note offering which closed on October 14, 1997, (described below) to pay off the $94.6 million balance of principal and interest, remaining under the $120.0 million capital lease facility. Unamortized debt issuance costs of $1.6 million, net of tax, were classified as extraordinary charge relating to early extinguishment of debt.

        On September 30, 1997, the Company completed a $100.0 million revolving loan facility through BA Leasing & Capital Corporation. The five-year revolving capital lease facility, with interest rates ranging from 1.75% to 2.50% over the LIBO Rate, will be used for the continued development of Grand Casino Tunica and Grand Casino Gulfport, as well as other general corporate purposes. As of June 28, 1998, no advances relating to this financing had been made.

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

NOTE 6  COMMITMENTS AND CONTINGENCIES

        STRATOSPHERE CORPORATION

        As of July 31, 1998, the Company owns approximately 37% of the common stock issued by Stratosphere Corporation ("Stratosphere"). Stratosphere and its wholly-owned operating subsidiary developed and operate the Stratosphere Tower, Hotel and Casino in Las Vegas, Nevada. In January 1997, Stratosphere and its wholly-owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

        In October 1997, the Company announced that it had not been able to reach an agreement with holders of a significant portion of Stratosphere's first mortgage notes for a consensual reorganization of Stratosphere that would involve the Company's participation. The Company also announced that it had no intention of participating in any plan of reorganization for Stratosphere.

        A reorganization plan for Stratosphere has been confirmed by the Bankruptcy Court, but as of June 30, 1998 is not yet effective. The confirmed reorganization plan provides for cancellation of the Stratosphere common stock owned by the Company when the reorganization plan becomes effective.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


        STRATOSPHERE CORPORATION (CONTINUED)

        Based on provisions of the U.S. Bankruptcy Code that the Company contends apply to the Standby Equity Commitment, the Company has asserted that the enforceability of the Standby Equity Commitment is in question. Both the Official Committee of Noteholders in the Stratosphere Bankruptcy case (the "Official Committee") and the current trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes (the "Trustee") have asserted that the Standby Equity Commitment is enforceable.

        The enforceability of the Standby Equity Commitment is the subject of litigation to which the Company is a party in (i) the Stratosphere bankruptcy case (as a result of a motion brought by the Official Committee), and (ii) the U.S. District Court for the district of Nevada (as a result of an action brought by the Trustee). In February 1998, the Bankruptcy Court ruled that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law.

        The Stratosphere reorganization plan contemplates formation of a new limited liability company that will own certain alleged claims that Stratosphere and other parties may have against various other parties, including the Company and/or officers and/or directors of the Company. As of July 31, 1998, the Company has not been served with any documents evidencing the commencement of any legal action based on such claims.

        LOAN GUARANTY AGREEMENTS

        The Company has guaranteed two loan and security agreements entered into by the Tunica-Biloxi Tribe of Louisiana for $14.1 million for the purpose of financing casino equipment, and for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreements extend through 1998 and 2000, respectively, and as of June 28, 1998, the amounts outstanding were $1.0 million and $10.1 million, respectively.

        The Company has also guaranteed loan and security agreements entered into by the Coushatta Tribe of Louisiana for $22.3 million for the purpose of financing casino equipment. The agreements are for three years and have various maturity dates through 1998, and as of June 28, 1998, the amounts outstanding were $0.5 million.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




        LOAN GUARANTY AGREEMENTS (CONTINUED)

        In addition, on May 1, 1997, the Company guaranteed a loan agreement entered into by the Coushatta Tribe in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of June 28, 1998, $11.3 million has been advanced, and is outstanding.

        The Company has entered into a master hotel development agreement with Casino Resource Corporation for the Grand Casino Hinckley Inn adjacent to Grand Casino Hinckley. The Company has guaranteed the mortgage for the hotel which had an unpaid principal balance of $2.3 million as of June 28, 1998. On June 29, 1998, the mortgage was paid in full and the Company was released from its guaranty.

        OTHER

        The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company. See Part II - Item 1. Legal Proceedings of this Form 10-Q.


NOTE 7  SUBSEQUENT EVENTS

        On June 30, 1998, the Company announced that it will separate its non-Mississippi business (principally its Indian casino management business) from its Mississippi gaming operations in a tax-free distribution to shareholders, and simultaneously merge its Mississippi gaming operations with the gaming operations of Hilton Hotels Corporation (NYSE:HLT). The transactions are subject to shareholder and regulatory approvals and are expected to be completed by year-end 1998.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ---------------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

        OVERVIEW


        The Company develops, constructs and manages land-based and dockside casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica, and from management fee income from Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta and, prior to April 2, 1998, Grand Casino Mille Lacs.

        Pursuant to the Mille Lacs, Hinckley, Avoyelles, and Coushatta management contracts, the Company receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta. The management agreement for Grand Casino Mille Lacs expired on April 2, 1998. The Company believes that the management agreement for Grand Casino Hinckley, which expires in May 1999, will not be renewed.

        The Company commenced operations in August 1990, and opened its Company-owned casinos, Grand Casino Gulfport, Grand Casino Biloxi and Grand Casino Tunica in May 1993, January 1994 and June 1996, respectively.

        The Company's limited operating history may not be indicative of the Company's future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during each year.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

        OVERVIEW (CONTINUED)

        On June 30, 1998, the Company announced that it will separate its Indian casino management business from its Mississippi gaming operations in a tax-free distribution to shareholders, and simultaneously merge its Mississippi gaming operations with the gaming operations of Hilton Hotels Corporation (NYSE:HLT). The transactions are subject to shareholder and regulatory approvals and are expected to be completed by year-end 1998.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

        Revenues from owned casinos are calculated in accordance with generally accepted accounting principles and are presented in a manner consistent with industry practice. Net distributable profits from Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta are computed using a modified cash basis of accounting in accordance with the management contracts. The effect of the use of the modified cash basis of accounting is to accelerate the write-off of capital equipment and leased assets, which thereby impacts the timing of net distributable profits.

        Earlier this year, the Louisiana legislature considered various proposals for state constitutional amendments and/or legislation that would impose certain taxes, including excise taxes, on certain
        activities conducted on Indian reservations.   Certain of the proposals
        were to become effective after the expiration dates of the existing compacts between the State of Louisiana and the Indian tribes that own and operate casinos in the State of Louisiana. None of the proposals was adopted.

        RESULTS OF OPERATIONS

        SIX MONTHS ENDED JUNE 28, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 29 1997

        Earnings Per Common Share and Net Earnings

        Basic and diluted earnings per common share were $.86 and $.84, respectively, for the six months ended June 28, 1998 before a $.04 extraordinary charge per share related to early extinguishment of debt. This compares to basic and diluted earnings of $.79 and $.77 per common share for the prior year's comparable period.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

        Earnings Per Common Share and Net Earnings (Continued)

        Earnings increased $1.7 million to $34.6 million for the six months ended June 28, 1998 compared to the same period in the prior year. Net earnings for the six months ended June 28, 1998 includes a $1.6 million, net of tax, extraordinary charge relating to early extinguishment of debt.

        Revenues

        Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $ 247.3 million in gross casino revenue and $65.0 million in gross hotel, food, beverage, retail and entertainment revenue during the six months ended June 28, 1998 as compared to $222.3 million in gross casino revenue and $54.0 million in gross food, beverage, and retail revenue for the prior year's comparable period. At Grand Casino Tunica, gross revenues increased $19.1 million for the six months ended June 28, 1998 compared to the same period in the prior year. The increase is attributable to increased hotel occupancy and average daily rate along with increased guest counts from a full six months use of the Convention Center, which opened in July of 1997. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $16.9 million for the six months ended June 28, 1998 compared to the same period in the prior year. The increase in gross revenues is primarily related to the 500-room Biloxi Bayview Hotel, which opened during the first quarter of 1998. Management fees increased $3.8 million to $42.7 million for the six months ended June 28, 1998 compared to the same period in the prior year, despite the fact that the Mille Lacs contract expired April 2, 1998.

        Costs and Expenses

        Total costs and expenses increased $32.2 million from $223.2 million for the six months ended June 29 1997 to $255.4 million for the six-month period ended June 28, 1998. Casino expenses were $81.9 million for the six-month period ended June 28, 1998 compared to $78.1 million for the comparable period last year. The increase of $3.9 million relates primarily to additional casino expenses for Grand Casino Tunica, which had a $13.7 million increase in casino revenues for the six month period ended June 28, 1998. Food and beverage expenses increased $2.0 million to $18.5 million for the six-month period ended June 28, 1998.

        Selling, general, and administrative expenses increased in the amount of $17.9 million from $84.9 million for the six months ended June 29, 1997 to $102.8 million for the six months ended June 28, 1998.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


        Costs and Expenses (Continued)

        Contributing to this increase were increased selling, general, and administrative expenses at Grand Casino Tunica of $6.0 million from the six months ended June 29, 1997 to the six months ended June 28, 1998, relating to the opening of the 600-room hotel and the convention center, and an increase in employee benefit costs. In addition, corporate expense increased $10.4 million from the six months ended June 29, 1997 to the six months ended June 28, 1998. This increase is primarily attributable to reserves relating to the corporate office relocation and litigation reserves.

        Other

        Interest income increased slightly from $6.7 million to $6.9 million for the six months ended June 28, 1998 over the comparable period last year. In addition, interest expense decreased by $.8 million to $21.8 million for the six months ended June 28, 1998. The decrease is the result of additional interest expense relating to the $115.0 million senior unsecured notes and the capital lease facility which were outstanding during the first quarter of 1998, offset by an increase in capitalized interest for the six month period ended June 28, 1998. Capitalized interest was $8.2 million and $3.7 million for the six months ended June 28, 1998 and June 29 1997, respectively.

        THREE MONTHS ENDED JUNE 28, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 29, 1997

        Earnings Per Common Share and Net Earnings

        Basic and diluted earnings per common share were $.44 and $.43, respectively, for the three months ended June 28, 1998 and June 29, 1997. Net earnings decreased $1.1 million from the three months ended June 29, 1997 to $17.2 million for the three months ended June 28, 1998. Net earnings for the three months ended June 28, 1998 includes an extraordinary charge of $1.6 million, net of tax, related to early extinguishment of debt.

        Revenues

        Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $121.1 million in gross casino revenue and $34.3 million in gross hotel, food, beverage, retail, and entertainment revenue during the three months ended June 28, 1998.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

        Revenues (Continued)

        During the same period in the prior year, Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $113.6 million in gross casino revenue and $29.3 million in gross hotel, food, beverage and retail revenue.

        The increase in gross revenues is attributable to increased revenue at all properties. Grand Casino Tunica's gross revenues increased $4.6 million to $52.0 million, an increase of 9.6%, for the three months ended June 28, 1998. Contributing to this increase at Grand Casino Tunica was the Convention Center, which was not open during the second quarter of 1997, but was open the entire second quarter of 1998. In addition, other new amenities added in the Tunica market appear to have increased the overall Tunica market capacity.

        Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $7.8 million for the three months ended June 28, 1998, compared to the same period in the prior year. Contributing to this increase was the opening of a 500-room hotel at Grand Casino Biloxi in mid-February 1998. Finally, the Company's management fees from Indian-owned casinos were flat at $19.7 million for the three months ended June 28, 1998, compared to the same period in the prior year, despite the expiration of the Grand Casino Mille Lacs contract on April 2, 1998.

        Costs and Expenses

        Total costs and expenses increased $13.2 million, from $111.9 million for the three months ended June 29, 1997, to $125.1 million for the three months ended June 28, 1998. Casino expenses were $40.6 million for the three-month period ended June 28, 1998, compared to $39.6 million for the comparable period in 1997. This increase of $1.0 million relates to additional operating expenses to produce a $7.5 million increase in casino revenue for such three-month period, compared to the same period in the prior year. Food and beverage expenses increased $1.1 million to $9.6 million for the three-month period ended June 28, 1998.

        Selling, general, and administrative expenses increased $7.1 million from $41.0 million for the three months ended June 29, 1997, to $48.1 million for the three months ended June 28, 1998. Grand Casino Tunica's selling, general, and administrative expenses increased $3.0 million, as a result of the opening of the 600-room hotel and the convention center, and an increase in employee benefit costs.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

        Costs and Expenses (Continued)

        In addition, combined selling, general, and administrative expenses for Grand Casino Biloxi and Grand Casino Gulfport were constant as compared to the prior year. Corporate expenses for the three months ended June 28, 1998 increased $4.1 million from the same period in 1997. The increase in corporate expenses is primarily related to the relocation of the corporate headquarters and litigation reserves.

        Other

        Interest income of $2.8 million for the three months ended June 28, 1998 was flat when compared to the same period for the prior year. Interest expense decreased by $1.9 million to $10.1 million for the three months ended June 28, 1998. The decrease is the result of the $115.0 million senior unsecured notes being outstanding during the three month period ended June 28, 1998, offset by an increase in capitalized interest for the same period. Capitalized interest was $4.2 million and $1.3 million for the three months ended June 28, 1998 and June 29, 1997, respectively.

        CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

        At June 28, 1998, the Company had $92.8 million in cash and cash equivalents. On March 31, 1998, $94.6 million was used to pay off an existing capital lease facility and related interest resulting in an extraordinary charge of $.04 per share.

        Net cash provided by operating activities totaled $76.7 million for the three month period ended June 28, 1998, compared with $47.6 million for the three-month period ended June 29, 1997. During the six-month periods ended June 28, 1998 and June 29, 1997, the Company's capital expenditures totaled $117.8 and $101.6 million, respectively. Capital expenditures related primarily to constructing new 600-room hotels at Grand Casino Tunica and Grand Casino Gulfport and completion of a new 500-room hotel at Grand Casino Biloxi.

        At June 28, 1998, the Company's long-term debt included 10.125% first mortgage notes due 2003 in the amount of $450.0 million and 9% senior unsecured notes in the amount of $115.0 million due 2004 (which the Company incurred in connection with the refinancing of an existing capital lease facility). The first mortgage notes are redeemable on December 1, 1999, or thereafter based on a stated premium that declines ratably to par value.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


        CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY (CONTINUED)

        The senior unsecured notes are redeemable on October 15, 2001, or thereafter based on a stated premium that declines ratably to par value.

        At March 29, 1998, $93.9 million remained outstanding on the capital lease facility and was classified as a current liability on the March 29, 1998 balance sheet. The balance was paid in full on March 31, 1998 using proceeds from the $115.0 million senior unsecured notes. The Company also has available a $100.0 million revolving capital lease facility for continued development of Grand Casino Gulfport and Grand Casino Tunica. As of June 28, 1998, no advances relating to this financing had been made.

        Pursuant to the Company's covenants related to the 10.125% first mortgage notes and the 9% senior unsecured notes and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.

        FORWARD-LOOKING STATEMENTS

        Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are "forward-looking" as defined under the Federal Private Securities Litigation Reform Act of 1995.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)



        FORWARD-LOOKING STATEMENTS (CONTINUED)

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The following descriptions are summaries of the status of each of the following legal proceedings as of July 31, 1998. More complete and/or updated information may be obtained by reviewing the court files pertaining to such proceedings.

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

        The action was, by agreement of the parties, stayed pending a decision in a similar action brought by Cohen in 1994 in U.S. District Court for the District of Nevada. Cohen alleged securities law violations and various state law claims in the federal action. The federal action was dismissed by the U.S. District Court, and that dismissal was affirmed by the U.S. Court of Appeals.

        The Clark County action was dismissed in June 1998.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)


        STRATOSPHERE SECURITIES LITIGATION - FEDERAL (CONTINUED)

        In June 1998, the Company submitted a motion for summary judgment seeking an order that the Company and the Company's officers and directors are entitled to judgment as a matter of law.

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

        In December 1997, the court granted the Company's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the consolidated complaint that survived the Company's motion to dismiss. Discovery has commenced.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)

        DERIVATIVE ACTION

        In February 1997, certain shareholders of the Company brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et al. v. Lyle Berman, et al. - Court File No. MC97-002807 -- against certain current and former officers and directors of the Company. The plaintiffs alleged that those officers and directors breached certain fiduciary duties to the shareholders of the Company as a result of certain transactions involving the Stratosphere project.

        Pursuant to Minnesota law, the Company's Board of Directors appointed an independent special litigation committee to evaluate whether the Company should pursue the claims made in the action against the officers and directors. The special litigation committee completed its evaluation in December 1997, and filed a report with the court recommending that such claims not be pursued.

        The Company provided the defense for the Company's current and former officers and directors who were defendants in the action pursuant to the Company's indemnification obligations to such defendants.

        In January 1998, the Company submitted a motion for summary judgment based on the special litigation committee's report. In May 1998, the court granted that motion, thereby dismissing the plaintiffs' claims.

        STRATOSPHERE VACATION CLUB LITIGATION

        In late April 1997, the Company and Grand Casinos Resorts, Inc. ("Resorts"), a wholly-owned subsidiary of the Company, were made defendants in an action in District Court in Clark County, Nevada -- Richard Duncan, et al. vs. Bob and Jane Doe Stupak, et al. - Case No. A370127. The plaintiffs alleged that the defendants, including the Company and Resorts, engaged in acts that constitute "consumer fraud" under Nevada law in connection with vacation packages which the defendants claim to have purchased from Bob Stupak. The plaintiffs also alleged "unjust enrichment", breach of contract and other claims under Nevada law. The plaintiffs sought to pursue their claims as a class action, and asked for various remedies including compensatory damages and punitive damages.

        In April 1998, the court preliminarily approved a proposed settlement of the action. The terms and conditions of the settlement are described in a settlement agreement filed with the court. In June 1998, the court dismissed the action pursuant to the settlement.

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

        STANDBY EQUITY COMMITMENT LITIGATION

        In September 1997, the successor trustee (the "Stratosphere Trustee") under the indenture pursuant to which Stratosphere Corporation issued Stratosphere Corporation's first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada - - IBJ Schroeder Bank & Trust Company, Inc. vs. Grand Casinos, Inc. - File No. CV-S-97-01252-DWH (RJJ) - - naming the Company as defendant.

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

        In November 1997, the Company submitted a motion requesting, among other things, that the court dismiss the complaint. As of June 30, 1998, that motion is pending.

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

        In May 1998, the Company responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery has begun.

        STRATOSPHERE REORGANIZATION PLAN

        The Stratosphere reorganization plan contemplates formation of a new limited liability company that will own certain alleged claims that Stratosphere and other parties may have against various other parties, including the Company and/or officers and/or directors of the Company. As of June 30, 1998, the Company has not been served with any documents evidencing the commencement of any legal action based on such claims.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)


        TULALIP TRIBES LITIGATION

        In 1995, the Company entered into discussions with Seven Arrows, L.L.C. ("Seven Arrows"), a Delaware limited liability company, regarding possible participation by the Company in a proposed casino resort development on land in the State of Washington held in trust by the United States for the Tulalip Tribes. The Company and Seven Arrows entered into a letter of intent providing for the negotiation of a revision to the Seven Arrows limited liability company agreement by which the Company (or a subsidiary of the Company) would become a member of Seven Arrows. Those negotiations were not completed, and such a revision to the limited liability agreement was not signed.

        During the negotiations, the Company entered into an agreement (the "Advance Agreement") with Seven Arrows and the Tulalip Tribes. The Advance Agreement provided for the loan by the Company and Seven Arrows of certain amounts to the Tulalip Tribes upon the satisfaction of certain conditions. The Company contends that those conditions were never satisfied. Neither the Company nor Seven Arrows advanced any amount under the Advance Agreement.

        In April 1996, the Tulalip Tribes brought a legal action in Tulalip Tribal Court - - Tulalip Tribes of Washington v. Seven Arrows, et al - Case No. TUL-Ci-4/96-499 - - against Seven Arrows and the Company. The action seeks various remedies, including (i) a declaration that a lease and a sublease between the Tulalip Tribes and Seven Arrows for the land on which the casino resort was proposed has been terminated, (ii) damages for breach of the lease, the sublease and the Advance Agreement, and (iii) a declaration that the lease, sublease and Advance Agreement are void.

        Because the Company is not a party to the lease or the sublease, the Company contends that the only claim against the Company in the tribal court action is for a breach of the Advance Agreement, that the Company did not breach the Advance Agreement, and that any damages sustained by the Tulalip Tribes as a result of any such breach are not material to the Company.

        In May 1996, Seven Arrows and the Company brought a legal action in the U.S. District Court in the Western District of Washington - - Seven Arrows, L.L.C., et al v. Tulalip Tribes of Washington - File No. C96-0709Z - - against the Tulalip Tribes. Seven Arrows seeks in that action certain remedies against the Tulalip Tribes, including damages, and the Company seeks an order rescinding the Advance Agreement.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)




        TULALIP TRIBES LITIGATION (CONTINUED)

        Seven Arrows, the Company and the Tulalip Tribes have, since June 1996, been engaged in disputes in both the tribal court and the federal court regarding which court has jurisdiction over the various claims made in the two legal actions.

        As of July 31, 1998, Seven Arrows, the Company and the Tulalip Tribes are discussing a partial settlement that, if implemented, will resolve the jurisdiction disputes. During the discussions regarding that partial settlement, both Seven Arrows and the Tulalip Tribes have stated that they may pursue claims against the Company that have not yet been pleaded in either the tribal court action or the federal court action.

        The Company does not know the nature or the extent of any such additional claims and, as of July 31, 1998, has not received any amended pleading in either action stating any such additional claims. Such claims, if made, could be in amounts material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)     The Annual Meeting of Shareholders was held on May 15, 1998.

        (b)     Matters voted upon:

                (1)     Directors elected at meeting:


                                      Affirmative    Negative
                                         Votes        Votes         Abstentions
                                         -----        -----         -----------
                Lyle Berman          35,867,228       271,154        5,896,119

                Thomas J. Brosig     35,868,884       269,498        5,896,119

                Morris Goldfarb      35,860,686       277,696        5,896,119

                Ronald Kramer        35,870,495       267,885        5,896,119

                David L. Rogers      35,872,400       265,982        5,896,119

                Neil I. Sell         35,872,803       265,579        5,896,119

                Timothy J. Cope      35,875,860       262,522        5,896,119

                Joel N. Waller       35,862,696       275,686        5,896,119

ITEM 5. OTHER INFORMATION

        Discretionary Proxy Voting Authority/Shareholder Proposals

                On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

                With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by February 10, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        2.1 Agreement and Plan of Merger by and among Hilton Hotels Corporation, Gaming Co., Inc., Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. Dated as of June 30, 1998.

                (Pursuant to Item 601(b)(2) of Regulation S-K, certain Schedules and Exhibits to this Agreement have been omitted. The Registrant will furnish a copy of any omitted Schedule or Exhibit to the Commission upon request.)

        10.1 Form of Distribution Agreement by and between Grand Casinos, Inc. and GCI Lakes, Inc.

                (Pursuant to Item 601(b)(2) of Regulation S-K, certain Schedules and Exhibits to this Agreement have been omitted. The Registrant will furnish a copy of any omitted Schedule or Exhibit to the Commission upon request.)

        10.2 Form of Employee Benefits and Other Employment Matters Allocation Agreement By and Between Grand Casinos, Inc. and GCI Lakes, Inc.

        10.3    Form of Intellectual Property License Agreement.

        10.4    Form of Tax Allocation and Indemnity Agreement.

        10.5    Form of Trust Agreement.

        10.6    Form of Pledge and Security Agreement.

        27      Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarterly period ended June 28, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Dated:  August 5, 1998                GRAND CASINOS, INC.
                                      ----------------------------
                                      Registrant



                                      By/ S /THOMAS J. BROSIG
                                      ----------------------------
                                      Thomas J. Brosig
                                      President and
                                      Chief Executive Officer



                                      / S / TIMOTHY J. COPE
                                      ----------------------------
                                      Timothy J. Cope
                                      Executive Vice President and
                                      Chief Financial Officer

                                 Exhibit Index


Exhibit No.       Document

2.1 Agreement and Plan of Merger by and among Hilton Hotels Corporation, Gaming Co., Inc., Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. Dated as of June 30, 1998.

                  (Pursuant to Item 601(b)(2) of Regulation S-K, certain Schedules and Exhibits to this Agreement have been omitted. The Registrant will furnish a copy of any omitted Schedule or Exhibit to the Commission upon request.)

10.1 Form of Distribution Agreement by and between Grand Casinos, Inc. and GCI Lakes, Inc.

                  (Pursuant to Item 601(b)(2) of Regulation S-K, certain Schedules and Exhibits to this Agreement have been omitted. The Registrant will furnish a copy of any omitted Schedule or Exhibit to the Commission upon request.)

10.2 Form of Employee Benefits and Other Employment Matters Allocation Agreement By and Between Grand Casinos, Inc. and GCI Lakes, Inc.

10.3              Form of Intellectual Property License Agreement.

10.4              Form of Tax Allocation and Indemnity Agreement.

10.5              Form of Trust Agreement.

10.6              Form of Pledge and Security Agreement.

27                Financial Data Schedule