Form 10-K405/A
period 1997-12-28
GRAND CASINOS INC
filed 1998-10-13
CIK 878321

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

(a)(2) See (a)(1) and Part II, Item 8.

     (a)(3)  Exhibits


     2.1 Agreement and Plan of Merger dated as of August 31, 1995 by and among Grand Casinos, Inc., Grand Gaming Corporation of
             America and GCA Acquisition Subsidiary, Inc. (Incorporated herein by reference to Annex A to the Company's Joint Proxy
             Statement filed as part of the Company's Registration
             Statement on Form S-4, as amended, File No. 33-97028)
     2.2 Agreement and Plan of Merger dated as of August 31, 1995, by and among Grand Casinos, Inc., Grand Gaming Corporation and
             GCC Acquisition Subsidiary, Inc. (Incorporated herein by reference to Annex B to the Company's Joint Proxy Statement filed as part of the Company's Registration Statement on Form S-4, as amended, File No. 33-97028)
     3.1     Second Amended and Restated Articles of Incorporation of the
             Company. (Incorporated herein by reference to Exhibit 3A to the Company's Registration Statement on Form S-1, as amended, File No. 33-42281.)
     3.2     First Amended and Restated Bylaws of the Company.
             (Incorporated herein by reference to Exhibit 3B to the Company's Registration Statement on Form S-1, as amended,
             File No. 33-42281.)
     4.1     Indenture dated as of November 30, 1995 by and among Grand
             Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of
             Mississippi, Inc. -- Gulfport, Grand Casinos of Mississippi,
             Inc. Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi
             South Hotel Corporation, GCI Biloxi Hotel Acquisition
             Corporation, GCI Gulfport South Hotel Corporation, GCI
             Gulfport Hotel Acquisition Corporation, Mille Lacs Gaming
             Corporation, Grand Casinos of Louisiana, Inc. Tunica-Biloxi,
             Grand Casinos of Louisiana, Inc. -- Coushatta, GCA
             Acquisition Subsidiary, Inc., BL Development Corp. and
             American Bank National Association. (Incorporated herein by reference to Exhibit 10.30 to the Company's Report on Form
             10-K for the fiscal year ended December 31, 1995.)
     4.2 First Amendment to Indenture dated as of May 10, 1996 by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc.,
             Grand Casinos of Mississippi, Inc. -- Gulfport, Grand
             Casinos of Mississippi, Inc. -- Biloxi, Grand Casinos Biloxi
             Theater, Inc., GCI Biloxi South Hotel Corporation, GCI
             Biloxi Hotel Acquisition Corporation, GCI Gulfport South
             Hotel Corporation, GCI Gulfport Hotel Acquisition
             Corporation, Mille Lacs Gaming Corporation, Grand Casinos of
             Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of
             Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary,
             Inc., BL Development Corp. and American Bank National
             Association. (Incorporated herein by reference to Exhibit
             4.2 to the Company's Report on Form 10-K for the fiscal year ended December 29, 1996.)
     4.3***  Second Amendment to Indenture dated as of September 16,
             1997, by and among Grand Casinos, Inc., Grand Casinos
             Resorts, Inc., Grand Casinos of Mississippi, Inc.-Gulfport,
             Grand Casinos of Mississippi, Inc.-Biloxi, Grand Casinos
             Biloxi Theater, Inc., Mille Lacs Gaming Corporation, Grand
             Casinos of Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary,
             Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts
             I, Inc., Grand Casinos Nevada I, Inc. and Firstar Bank of
             Minnesota, N.A.
     4.4*** Third Amendment to Indenture dated as of September 25, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts,
             Inc., Grand Casinos of Mississippi, Inc. -- Gulfport, Grand
             Casinos of Mississippi, Inc. -- Biloxi, Grand Casinos Biloxi
             Theater, Inc., Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. -- Tunica-Biloxi, Grand Casinos of
             Louisiana, Inc. -- Coushatta, GCA Acquisition Subsidiary,
             Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts
             I, Inc., Grand Casinos Nevada I, Inc., BL Resorts I, LLC,
             GCG Resorts I, LLC and Firstar Bank of Minnesota, N.A.
     4.5     Indenture dated as of October 16, 1997, between Grand
             Casinos, Inc., the Guarantors, listed on Schedule I thereto, and Firstar Bank of Minnesota, N.A. (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration
             Statement on Form S-4, as amended, File No. 333-39009.)

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

   10.73***  Employment Agreement between Grand Casinos, Inc. and Lyle
             Berman, dated November 10, 1997.
   10.74***  Employment Agreement between Grand Casinos, Inc. and Thomas
             J. Brosig, dated November 10, 1997.

    10.75*** Employment Agreement between Grand Casinos Nevada I, Inc.
             and Stanley M. Taube, dated December 20, 1997.
    10.76*** Lease Agreement, dated as of June 17, 1996, by and between
             Brooks Family Trust and Nevada Brooks Cook as Landlord and
             Cloobeck Enterprises and Grand Casinos Nevada I, Inc. as
             Tenants.
    10.77*** First Amendment to Ground Lease, dated November 25, 1997, by and between MacGregor Income Properties West I, Inc. and
             Grand Casinos Nevada I, Inc.
    10.78*** Ground Lease, dated July 31, 1996, by and between MacGregor
             Income Properties West I, Inc. and Cloobeck Enterprises.
    10.79*** Indemnification Agreement, dated as of December 31, 1997, and between Grand Casinos, Inc. and Lyle Berman.
    13    ** Selected portions of the Annual Report to Shareholders
             for the fiscal year ended December 28, 1997.
    21   *** Subsidiaries of the Registrant.
    23.1 *** Consent of Arthur Andersen LLP.
    23.2 *** Consent of Arthur Andersen LLP.
    27    ** Restated Financial Data Schedule
    99   *** Consolidated Financial Statements of Stratosphere
             Corporation

-------------------------
*   Management Compensatory Plan or Arrangement.
**  Filed herewith.
*** Previously filed.






     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fourth quarter ended December 28, 1997.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GRAND CASINOS, INC.
                                            Registrant

                                          By:     /s/ TIMOTHY J. COPE

                                            ------------------------------------
                                          Name: Timothy J. Cope
                                          Title: Executive Vice President, Chief
                                          Financial Officer and Secretary

Date: October 13, 1998