Form 10-Q
period 1998-09-27
GRAND CASINOS INC
filed 1998-11-04
CIK 878321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ----------------------------

                                    FORM 10-Q

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934

FOR  THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


For  the transition period from              to
                                -------------  -------------
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

        Yes    X                                   No
            ------                                   ------

As of October 30, 1998, there were 42,295,539 shares of Common Stock, $0.01 par value per share, outstanding.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                      INDEX



                                                                       Page of
                                                                      Form  10-Q

    PART I.       FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                          Consolidated Balance Sheets as of                   3
                          September 27, 1998 and December 28, 1997

                          Consolidated Statements of Earnings                 4
                          for the three months ended September 27, 1998
                          and September 28, 1997

                          Consolidated Statements of Earnings                 5
                          for the nine months ended September 27, 1998
                          and September 28, 1997

                          Consolidated Statements of Cash Flows               6
                          for the nine months ended September 27, 1998
                          and September 28, 1997

                          Notes to Consolidated Financial Statements          7

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  OF           13
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    PART II.      OTHER INFORMATION

                  ITEM 1.     Legal Proceedings                              22

                  ITEM 6.     Exhibits and Reports On Form 8-K               29

                                GRAND CASINOS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)

                                                                      (UNAUDITED)         *
                                                                SEPTEMBER 27, 1998 DECEMBER 28, 1997
-----------------------------------------------------------------------------------------------------
Assets
Current Assets:
    Cash and cash equivalents                                         $  112,126          $  238,635
    Current installments of notes receivable                               7,659               6,856
    Accounts receivable                                                   20,276              15,644
    Deferred income taxes                                                 12,644              13,399
    Other current assets                                                  16,074              15,087
-----------------------------------------------------------------------------------------------------
Total Current Assets                                                     168,779             289,621
-----------------------------------------------------------------------------------------------------
Property and Equipment-Net                                             1,065,430             941,022
-----------------------------------------------------------------------------------------------------
Other Assets:
    Cash and cash equivalents-restricted                                   7,571               4,967
    Securities available for sale                                         13,619              13,110
    Notes receivable-less current installments                            24,680              26,979
    Investments in and notes from unconsolidated affiliates                8,351               8,180
    Debt issuance and deferred licensing costs-net                        20,867              26,000
    Other long-term assets                                                31,448              23,858
-----------------------------------------------------------------------------------------------------
Total Other Assets                                                       106,536             103,094
-----------------------------------------------------------------------------------------------------
Total Assets                                                          $1,340,745          $1,333,737
=====================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                     $11,118             $12,947
    Current installments of long-term debt                                   422               3,509
    Current installments of capital lease obligations                          -              97,376
    Accrued interest                                                      19,192               5,817
    Accrued payroll and related expenses                                  24,312              25,555
    Other accrued expenses                                                47,868              22,398
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                102,912             167,602
-----------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                             566,430             566,434
    Deferred income taxes                                                 97,093              97,085
----------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                              663,523             663,519
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                        766,435             831,121
-----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
        common stock issued and outstanding 42,294 and 41,966
        at September 27, 1998 and December 28, 1997, respectively            423                 420
    Additional paid-in-capital                                           416,590             413,631
    Net unrealized losses on securities available for sale                (1,750)             (2,947)
    Retained earnings                                                    159,047              91,512
-----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               574,310             502,616
-----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                            $1,340,745          $1,333,737
=====================================================================================================

 *  From audited consolidated financial statements

See accompanying notes to financial statements

                                GRAND CASINOS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)




                                                                          (UNAUDITED)
                                                                      THREE MONTHS ENDED
                                                                      ------------------

                                                           SEPTEMBER 27, 1998   SEPTEMBER 28, 1997
                                                           ------------------   ------------------

--------------------------------------------------------------------------------------------------
REVENUES:
     Casino                                                     $137,953              $125,764
     Hotel                                                        12,879                10,074
     Food and beverage                                            19,184                17,546
     Management fee income                                        21,582                23,133
     Retail and other income                                       4,119                 3,715
--------------------------------------------------------------------------------------------------
Gross Revenues                                                   195,717               180,232
     Less:  Promotional allowances                               (13,533)              (12,651)
--------------------------------------------------------------------------------------------------
NET REVENUES                                                     182,184               167,581
--------------------------------------------------------------------------------------------------

Costs and Expenses:
     Casino                                                       44,626                42,972
     Hotel                                                         4,361                 2,462
     Food and beverage                                             9,771                 8,753
     Other operating expenses                                      3,967                 3,205
     Depreciation and amortization                                20,460                12,206
     Lease expense                                                 6,061                 4,993
     Selling, general and administrative                          51,967                48,371
--------------------------------------------------------------------------------------------------
        Total Costs and Expenses                                 141,213               122,962
--------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                          40,971                44,619
--------------------------------------------------------------------------------------------------

Other income (expense):
     Interest income                                               1,883                 2,846
     Interest expense                                             (8,245)              (10,954)
     Other                                                        (1,901)                 (529)
--------------------------------------------------------------------------------------------------
        Total other expense, net                                  (8,263)               (8,637)
--------------------------------------------------------------------------------------------------

Earnings before income taxes                                      32,708                35,982
Provision (benefit) for income taxes                                (206)               13,817
--------------------------------------------------------------------------------------------------

NET EARNINGS                                                     $32,914               $22,165
==================================================================================================

BASIC EARNINGS PER SHARE                                           $0.78                 $0.53
==================================================================================================

DILUTED EARNINGS PER SHARE                                         $0.77                 $0.51
==================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        42,293                41,910
==================================================================================================

WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                              42,645                43,606
==================================================================================================

See accompanying notes to financial statements

                          GRAND CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)




                                                                (UNAUDITED)
                                                             NINE MONTHS ENDED

                                                   SEPTEMBER 27, 1998   SEPTEMBER 28, 1997
                                                   ------------------   ------------------


------------------------------------------------------------------------------------------
REVENUES:
    Casino                                                   $385,225            $348,072
    Hotel                                                      35,351              26,650
    Food and beverage                                          55,127              48,498
    Management fee income                                      64,330              62,001
    Retail and other income                                    10,692              10,139
------------------------------------------------------------------------------------------
Gross Revenues                                                550,725             495,360
    Less:  Promotional allowances                             (39,790)            (34,774)
------------------------------------------------------------------------------------------
NET REVENUES                                                  510,935             460,586
------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Casino                                                    126,559             121,040
    Hotel                                                      11,553               6,572
    Food and beverage                                          28,288              25,272
    Other operating expenses                                   10,126               9,655
    Depreciation and amortization                              48,471              36,167
    Lease expense                                              16,811              14,173
    Selling, general and administrative                       154,812             133,271
------------------------------------------------------------------------------------------
        Total Costs and Expenses                              396,620             346,150
------------------------------------------------------------------------------------------

Earnings From Operations                                      114,315             114,436
------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                             8,734               9,540
    Interest expense                                          (30,060)            (33,572)
    Other                                                      (2,788)               (841)
------------------------------------------------------------------------------------------
        Total other expense, net                              (24,114)            (24,873)
------------------------------------------------------------------------------------------

Earnings before income taxes                                   90,201              89,563
Provision for income taxes                                     21,106              34,503
------------------------------------------------------------------------------------------

Earnings before extraordinary charge                           69,095              55,060
Extraordinary charge-net of taxes                              (1,560)                  -
------------------------------------------------------------------------------------------
NET EARNINGS                                                  $67,535             $55,060
==========================================================================================

Basic Earnings per Share before Extraordinary Charge            $1.64               $1.31
Basic Loss per Share - Extraordinary Charge                    ($0.04)                  -
------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                        $1.60               $1.31
==========================================================================================

Diluted Earnings per Share before Extraordinary Charge          $1.60               $1.28
Diluted Loss per Share - Extraordinary Charge                  ($0.04)                  -
------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                      $1.56               $1.28
==========================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     42,165              41,876
==========================================================================================

WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                           43,066              42,941
==========================================================================================

See accompanying notes to financial statements

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                       (UNAUDITED)
                                                                                    Nine Months Ended
                                                                            Sept. 27, 1998     Sept. 28, 1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings before extraordinary charge                                       $ 69,095           $ 55,060
     Adjustments to reconcile net earnings  to net cash
       provided by operating activities:
      Depreciation and amortization                                                   48,471             36,167
      Equity in loss of unconsolidated affiliates and other                              266                665
      Changes in operating assets and liabilities:
           Current assets                                                             (7,064)            (4,815)
           Accounts payable                                                           (1,829)            (6,753)
           Accrued expenses                                                           37,655             25,067
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                            146,594            105,391
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for property and equipment                                            (167,755)          (144,100)
     Increase in notes receivable                                                     (3,363)            (1,328)
     Proceeds from repayment of notes receivable                                       4,859              5,868
     Decrease (increase) in cash and cash equivalents-restricted and other            (2,604)             4,198
     Increase in other long-term assets                                               (7,403)            (6,602)
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                               (176,266)          (141,964)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock-net                                        2,962                956
     Debt issuance costs and deferred financing costs                                    721               (276)
     Proceeds from issuance of long-term debt                                            365             45,088
     Payments on long-term debt and capital lease obligations                       (100,885)           (16,116)
----------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                                  (96,837)            29,652
----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                           (126,509)            (6,921)
Cash and cash equivalents - beginning of year                                        238,635            147,254
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of year                                             $112,126           $140,333
================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest - net of capitalized interest                                         $30,601            $29,731
      Income taxes                                                                       460             19,642


See accompanying notes to consolidated financial statements.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)


NOTE 1  UNAUDITED FINANCIAL STATEMENTS

    Grand Casinos, Inc. and its subsidiaries (collectively "the Company") develops, constructs, and manages land-based and dockside casinos and related hotel and entertainment facilities. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi, and currently manages one Indian-owned casino in Hinckley, Minnesota (the management contract with Grand Casino Mille Lacs in Onamia, Minnesota, expired on April 2, 1998) and two Indian-owned casinos in Louisiana. Related hotel, health spa/salon, and convention center facilities at Company-owned Grand Casino Gulfport, located in Gulfport, Mississippi, a championship golf course situated between Grand Casinos Gulfport and Biloxi on the Gulf Coast of Mississippi, and hotel and health spa/salon facilities at Grand Casino Tunica, located in Tunica County, Mississippi, are currently under construction. In addition, a casino expansion and a new hotel at Indian-owned Grand Casino Coushatta, located in Kinder, Louisiana, are currently under construction.

    On June 30, 1998, the Company announced that it will separate its non-Mississippi business (principally its Indian casino management business) from its Mississippi gaming operations in a tax-free distribution to shareholders, and simultaneously merge its Mississippi gaming operations with the gaming operations of Hilton Hotels Corporation (NYSE:HLT), which are being separately spun off to Hilton Shareholders as shares of stock in Park Place Entertainment Corporation. The transactions are subject to shareholder and regulatory approvals and are expected to be completed by year-end 1998.

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

    Operating results for the nine months ended September 27, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999. Operating results for such nine months include management fees from the Company's management of Grand Casino Mille Lacs. The contract pursuant to which the Company managed Grand Casino Mille Lacs expired on April 2, 1998.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 2  ACCOUNTING PRONOUNCEMENTS

    The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", effective December 29, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Total comprehensive earnings (loss) for the nine months ended September 27, 1998 and September 28, 1997 were $1.2 million and ($1.2) million, respectively. Differences between comprehensive earnings (loss) for these periods were due to unrealized holding gains and losses on securities available for sale.

    During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company expects to adopt the Statement effective January 3, 1999. The effect of the adoption is not expected to be significant. Start-up and preopening amounts capitalized as of September 27, 1998 totaled $.6 million. The Company expects that all such costs will be fully amortized prior to the end of 1998.

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

NOTE 3  INTEREST COSTS

    The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects at Company-owned facilities. Such interest costs are amortized over the related assets' estimated useful lives. For the nine months ended September 27, 1998 and September 28, 1997, approximately $13.9 million and $6.3 million, respectively, of interest cost was capitalized.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 3  INTEREST COSTS (CONTINUED)

    For the three months ended September 27, 1998 and September 28, 1997, approximately $5.7 million and $2.6 million, respectively, of interest cost was capitalized.

NOTE 4  NOTES RECEIVABLE

    Notes receivable consist of the following (in thousands):


                                                                               Sept. 27, 1998          Dec. 28, 1997
                                                                               --------------         --------------

             Notes from the Coushatta Tribe with
             interest at a defined reference rate plus
             1% (not to exceed 16%), receivable in
             monthly installments through
             January 2002                                                           21,846                 22,722

             Notes from the Tunica-Biloxi Tribe with
             interest at a defined reference rate plus
             1% (not to exceed 16%), receivable in
             monthly installments through June
             2001                                                                    9,903                 10,409

             Other, less allowance for doubtful accounts
             of $3,050 and $3,050, respectively                                        590                    704
                                                                                   -------                -------
                                                                                   $32,339                $33,835
             Less current installments of notes receivable                          (7,659)                (6,856)
                                                                                   -------                -------
             Notes receivable-less current installments                            $24,680                $26,979
                                                                                   =======                =======



NOTE 5  LONG-TERM DEBT

    On November 30, 1995, the Company completed its public offering of $450.0 million of eight year 10.125% first mortgage notes due December 1, 2003. The first mortgage notes are secured by substantially all the assets of Grand Casino Biloxi and Grand Casino Gulfport as of November 30, 1995, Grand Casino Tunica assets included in Phase 1 development as described in the indenture pursuant to which the first mortgage notes were issued, capital stock of Stratosphere Corporation, then owned by the Company, and certain notes receivable due the Company from Tribes.

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

    On March 31, 1998, the Company used cash proceeds received from the $115.0 million senior unsecured note offering which closed on October 14, 1997, (described below) to pay off the $94.6 million balance of principal and interest, remaining under the $120.0 million capital lease facility. Unamortized debt issuance costs of $1.6 million, net of tax, were classified as an extraordinary charge relating to early extinguishment of debt.

    On September 30, 1997, the Company completed a $100.0 million revolving loan facility through BA Leasing & Capital Corporation. The five-year revolving capital lease facility, with interest rates ranging from 1.75% to 2.50% over the LIBO Rate, will be used for the continued development of Grand Casino Tunica and Grand Casino Gulfport, as well as other general corporate purposes. As of September 27, 1998, no advances relating to this financing had been made.

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

NOTE 6  INCOME TAXES

    During the quarter ended September 27, 1998, the Company recognized an income tax benefit related to the write-off of a note receivable from Stratosphere Corporation. A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectibility of the receivable. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in the current year, the Company reversed a portion of the deferred tax asset valuation allowance resulting in the recognition of a $13.1 million income tax benefit.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




NOTE 7  COMMITMENTS AND CONTINGENCIES

    STRATOSPHERE CORPORATION

    In January 1997, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy code.

    In October 1997, the Company announced that it had not been able to reach an agreement with holders of a significant portion of Stratosphere's First Mortgage Notes for a consensual reorganization of Stratosphere that would involve the Company's participation. The Company also announced that it had no intention of participating in any plan of reorganization for Stratosphere.

    On November 7, 1997, Stratosphere filed its Second Amended Plan, which has been approved by the Bankruptcy Court and was declared effective on October 14, 1998. Pursuant to the Second Amended Plan, Stratosphere Common Stock that was outstanding prior to the effective date of the Second Amended Plan was canceled. Prior to the effectiveness of the Second Amended Plan, Grand owned approximately 37% of the issued and outstanding common stock of Stratosphere.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


    STRATOSPHERE CORPORATION (CONTINUED)

    The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third-parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. As of October 30, 1998, Grand has not been served with any such litigation.

    LOAN GUARANTY AGREEMENTS

    The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $16.5 million for the purpose of purchasing a hotel and casino equipment. The agreement extends through 2000, and as of September 27, 1998, the amount outstanding was $8.7 million.

    On May 1, 1997, the Company guaranteed a loan agreement entered into by the Coushatta Tribe in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of September 27, 1998, $16.4 million has been advanced, and is outstanding.

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

NOTE 8  SUBSEQUENT EVENTS

    As of September 27, 1998, the Company owned 2,126,000 shares of Casino Magic common stock. On October 15, 1998, Hollywood Park and Casino Magic completed a merger agreement under which Hollywood Park acquired Casino Magic. Hollywood Park purchased, in cash, each outstanding share of Casino Magic common stock for $2.27 per share. As a result of this transaction, the Company will realize a loss of approximately $2.9 million, net of tax, during the fourth quarter ending January 3, 1999.

    On October 23, 1998, a notice and Joint Proxy Statement/Prospectus was mailed containing details concerning the tax-free distribution to holders of common stock of Grand of all outstanding shares of Lakes Gaming, Inc. ("Lakes"), a wholly owned subsidiary of Grand, which will consist of Grand's non-Mississippi gaming operations and certain other assets. In addition, the Joint Proxy Statement/Prospectus describes the proposed merger of the Company's Mississippi gaming operations with a wholly owned subsidiary of Park Place Entertainment Corporation ("Park Place"), a new publicly held company consisting of the gaming operation of Hilton Hotels Corporation ("Hilton"), which is being separately spun off to Hilton stockholders.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)



NOTE 8  SUBSEQUENT EVENTS (CONTINUED)

    A special meeting of shareholders of Grand Casinos, Inc. will be held on November 24, 1998, at 2:00 p.m. local time to consider and vote upon, among other things, the tax-free distribution and merger transaction described above. The transactions are also subject to regulatory approvals and are expected to be completed by year-end 1998.


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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


    OVERVIEW (CONTINUED)

    On October 23, 1998, a notice and Joint Proxy Statement/Prospectus was mailed containing details concerning the tax-free distribution to holders of common stock of Grand of all outstanding shares of Lakes Gaming, Inc. ("Lakes"), a wholly owned subsidiary of Grand, which will consist of Grand's non-Mississippi gaming operations and certain other assets. In addition, the Joint Proxy Statement/Prospectus describes the proposed merger of the Company's Mississippi gaming operations with a wholly owned subsidiary of Park Place Entertainment Corporation ("Park Place"), a new publicly held company consisting of the gaming operation of Hilton Hotels Corporation ("Hilton"), which is being separately spun off to Hilton stockholders.

    A special meeting of shareholders of Grand Casinos, Inc. will be held on November 24, 1998, at 2:00 p.m. local time to consider and vote upon, among other things, the tax-free distribution and merger transaction described above. The transactions are also subject to regulatory approvals and are expected to be completed by year-end 1998.

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

    RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 28, 1997

    Earnings Per Common Share and Net Earnings

    Basic and diluted earnings per common share were $1.64 and $1.60, respectively, for the nine months ended September 27, 1998 before a $.04 extraordinary charge per share related to early extinguishment of debt. This compares to basic and diluted earnings of $1.31 and $1.28 per common share for the prior year's comparable period.

    Earnings increased $12.5 million to $67.5 million for the nine months ended September 27, 1998 compared to the same period in the prior year. Net earnings for the nine months ended September 27, 1998 includes a $1.6 million, net of tax, extraordinary charge relating to early extinguishment of debt.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


    Revenues

    Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $385.2 million in gross casino revenue and $102.2 million in gross hotel, food, beverage, retail and entertainment revenue during the nine months ended September 27, 1998 as compared to $348.1 million in gross casino revenue and $85.3 million in gross food, beverage, and retail revenue for the prior year's comparable period. At Grand Casino Tunica, gross revenues increased $26.9 million for the nine months ended September 27, 1998 compared to the same period in the prior year. The increase is attributable to increased hotel occupancy and average daily rate along with increased guest counts from a full nine months use of the Convention Center, which opened in July of 1997. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $26.2 million for the nine months ended September 27, 1998 compared to the same period in the prior year. The increase in gross revenues is primarily related to the 500-room Biloxi Bayview Hotel, which opened during the first quarter of 1998. Management fees increased $2.3 million to $64.3 million for the nine months ended September 27, 1998 compared to the same period in the prior year, despite the fact that the Mille Lacs contract expired April 2, 1998.

    Costs and Expenses

    Total costs and expenses increased $50.5 million from $346.2 million for the nine months ended September 28, 1997 to $396.6 million for the nine-month period ended September 27, 1998. Casino expenses were $126.6 million for the nine-month period ended September 27, 1998 compared to $121.0 million for the comparable period last year. The increase of $5.5 million relates primarily to additional casino expenses for Grand Casino Tunica, which had a $20.3 million increase in casino revenues for the nine month period ended September 27, 1998. Food and beverage expenses increased $3.0 million to $28.3 million for the nine-month period ended September 27, 1998.

    Depreciation and amortization expense increased $12.3 million to $48.5 million for the nine-month period ended September 27, 1998. The increase relates to a 600-room hotel, convention center, and other amenities at Grand Casino Tunica being open all of 1998 and only part of 1997. Also, during 1998, Grand Casino Tunica opened a championship golf course, a RV resort, and a sporting clays facility. Grand Casino Biloxi opened a 500-room hotel, convention center, pool area and spa. Additionally, contributing to the increase was a $5.4 million adjustment to depreciation related to changes in estimates for recently completed construction projects.

    Selling, general, and administrative expenses increased in the amount of $21.5 million from $133.3 million for the nine months ended September 28, 1997 to $154.8 million for the nine months ended September 27, 1998. Contributing to this increase were increased selling, general, and administrative expenses at Grand Casino Tunica of $7.2 million from the nine months ended September 28, 1997 to the nine months ended September 27, 1998, relating to the opening of the 600-room hotel and the convention center, and an increase in employee benefit costs.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

    Costs and Expenses (Continued)

    In addition, corporate expense increased $12.4 million from the nine months ended September 28, 1997 to the nine months ended September 27, 1998. This increase is primarily attributable to reserves relating to the corporate office relocation, litigation costs, proposed transaction with Hilton, and an insurance deductible relating to damage due to Hurricane Georges. The Company is fully insured and doesn't expect any additional effects on results of operations due to Hurricane Georges.

    Other

    Interest income decreased slightly from $9.5 million to $8.7 million for the nine months ended September 27, 1998 over the comparable period last year. In addition, interest expense decreased by $3.5 million to $30.1 million for the nine months ended September 27, 1998. The decrease is the result of additional interest expense relating to the $115.0 million senior unsecured notes and the capital lease facility which were outstanding during the first quarter of 1998, offset by an increase in capitalized interest for the nine-month period ended September 27, 1998. Capitalized interest was $13.9 million and $6.3 million for the nine months ended September 27, 1998 and September 28, 1997, respectively.

    The provision for income taxes for the nine months ended September 27, 1998 was $21.1 million or an effective tax rate of 23.4%. This compares to a provision for income taxes of $34.5 million or an effective tax rate of 38.5% for the nine months ended September 28, 1997. The decrease relates to the tax benefit recognized from the previous write-off of a note receivable from Stratosphere. The result of the recognition of the tax benefit was a reduction in the provision for income taxes in the amount of $13.1 million.

    THREE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 28, 1997

    Earnings Per Common Share and Net Earnings

    Basic and diluted earnings per common share were $.78 and $.77, respectively, for the three months ended September 27, 1998. This compares to basic and diluted earnings of $.53 and $.81 per common share for the period ended September 28, 1997. Net earnings increased $10.7 million from the three months ended September 28, 1997 to $32.9 million for the three months ended September 27, 1998.

    Revenues

    Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $138.0 million in gross casino revenue and $36.2 million in gross hotel, food, beverage, retail, and entertainment revenue during the three months ended September 27, 1998. During the same period in the prior year, Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica generated $125.8 million in gross casino revenue and $31.3 million in gross hotel, food, beverage and retail revenue.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


    Revenues (Continued)

    The increase in gross revenues is attributable to increased revenue at Grand Casino Biloxi and Grand Casino Tunica. Grand Casino Tunica's gross revenues increased $7.8 million to $62.4 million, an increase of 14.2%, for the three months ended September 27, 1998. Contributing to this increase at Grand Casino Tunica was the Convention Center, which opened during the third quarter of 1997, but was open the entire third quarter of 1998, and the golf course being open during the third quarter of 1998 and not in the third quarter of 1997. In addition, other new amenities added in the Tunica market appear to have increased the overall Tunica market capacity. Combined gross revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $9.3 million for the three months ended September 27, 1998, compared to the same period in the prior year. Contributing to this increase was the opening of a 500-room hotel at Grand Casino Biloxi in mid-February 1998. The Company's management fees from Indian-owned casinos decreased only $1.6 million to $21.6 million for the three months ended September 27, 1998, compared to the same period in the prior year, despite the expiration of the Grand Casino Mille Lacs contract on April 2, 1998.

    Costs and Expenses

    Total costs and expenses increased $18.2 million, from $123.0 million for the three months ended September 28, 1997, to $141.2 million for the three months ended September 27, 1998. Casino expenses were $44.6 million for the three-month period ended September 27, 1998, compared to $43.0 million for the comparable period in 1997. This increase of $1.6 million relates to additional operating expenses to produce a $12.2 million increase in casino revenue for such three-month period, compared to the same period in the prior year. Food and beverage expenses increased $1.0 million to $9.8 million for the three-month period ended September 27, 1998.

    Depreciation and amortization expense increased $8.3 million to $20.5 million for the three-month period ended September 27, 1998. The increase relates to a convention center, a championship golf course, a RV resort, and a sporting clays facility at Grand Casino Tunica being opened since the third quarter of 1997, or open during part of the third quarter in 1998. Grand Casino Biloxi also opened a 500-room hotel, a convention center, a pool area and spa in the spring of 1998. Additionally, contributing to the increase was a $5.4 million adjustment to depreciation related to changes in estimates for recently completed construction projects.

    Selling, general, and administrative expenses increased $3.6 million from $48.4 million for the three months ended September 28, 1997, to $52.0 million for the three months ended September 27, 1998. Grand Casino Tunica's selling, general, and administrative expenses increased $1.2 million, as a result of the opening of the golf course and the convention center being open the entire quarter.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

    Costs and Expenses (Continued)

    Combined selling, general, and administrative expenses for Grand Casino Biloxi and Grand Casino Gulfport were constant as compared to the prior year. Corporate expenses for the three months ended September 27, 1998 increased $3.0 million from the same period in 1997. The increase in corporate expenses is primarily related to costs associated with the merger transaction with Hilton Hotels, the write-off of expenses associated with development projects, and an insurance deductible related to damage from Hurricane Georges. The Company is fully insured and doesn't expect any additional effects on results of operations due to Hurricane Georges.

    Other

    Interest income decreased $1.0 million to $1.9 million for the three months ended September 27, 1998 compared to the same period for the prior year. Interest expense decreased by $2.7 million to $8.2 million for the three months ended September 27, 1998. The decrease in expense is the result of an increase in capitalized interest. Capitalized interest was $5.7 million and $2.6 million for the three months ended September 27, 1998 and September 28, 1997, respectively.

    The provision for incomes taxes for the three months ended September 27, 1998 was ($0.2) million. This compares to a provision for income taxes of $13.8 million or an effective tax rate of 38.4% for the three months ended September 28, 1997. The decrease relates to the tax benefit recognized from the previous write-off of a note receivable from Stratosphere. The result of the recognition of the tax benefit was a reduction in the provision for income taxes in the amount of $13.1 million.

    CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

    At September 27, 1998, the Company had $119.7 million in cash and cash equivalents. On March 31, 1998, $94.6 million was used to pay off an existing capital lease facility and related interest resulting in an extraordinary charge of $.04 per share.

    Net cash provided by operating activities totaled $145.0 million for the nine-month period ended September 27, 1998, compared with $105.4 million for the nine-month period ended September 28, 1997. During the nine-month periods ended September 27, 1998 and September 28, 1997, the Company's capital expenditures totaled $167.8 and $144.1 million, respectively. Capital expenditures related primarily to constructing new 600-room hotels at Grand Casino Tunica and Grand Casino Gulfport, and completion of a new 500-room hotel and championship golf course at Grand Casino Biloxi and Grand Casino Tunica, respectively.

    At September 27, 1998, the Company's long-term debt included 10.125% first mortgage notes due 2003 in the amount of $450.0 million and 9% senior unsecured notes in the amount of $115.0 million due 2004 (which the Company incurred in connection with the refinancing of an existing capital lease facility). The first mortgage notes are redeemable on December 1, 1999, or thereafter based on a stated premium that declines ratably to par value.

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

    At March 29, 1998, $93.9 million remained outstanding on the capital lease facility and was classified as a current liability on the March 29, 1998 balance sheet. The balance was paid in full on March 31, 1998 using proceeds from the $115.0 million senior unsecured notes. The Company also has available a $100.0 million revolving capital lease facility for continued development of Grand Casino Gulfport and Grand Casino Tunica. As of September 27, 1998, no advances relating to this financing had been made.

    Pursuant to the Company's covenants related to the 10.125% first mortgage notes and the 9% senior unsecured notes and to provide funds for the growth of the Company, no cash dividends are expected to be paid on common shares in the foreseeable future.

    YEAR 2000

    The Company is currently working to fully determine and resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems and components. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

    The Company has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Pursuant to the Company's Year 2000 program, the Company hired a Year 2000 consultant and has established an internal review team to monitor and facilitate efficient Year 2000 compliance. The Company is currently in the process of upgrading its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. The Company's vendors and consultants have represented to management that the new financial systems meet Year 2000 requirements. The Company's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. Between now and the Year 2000, the Company will proceed through its various phases of assessment, detailed planning, implementation, testing and management. The Company expects to be fully Year 2000 compliant by mid-1999.

    Generally, the Company is confident that the implementation of its Year 2000 program in conjunction with the engagement of a consultant and the replacement of all of the Company's financial reporting systems will resolve any IT system compliance issues. The Company has not currently identified any material non-IT system Year 2000 issues.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


    YEAR 2000 (CONTINUED)

    During the remainder of 1998 and in 1999, the Company will continually review its progress against its Year 2000 plans and determine what contingency plans are feasible and appropriate to reduce its exposure to Year 2000 related issues.

    Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the historical and estimated costs relating to the resolution of the Company's Year 2000 compliance issues cannot be fully and finally determined at this time. If significant customers or vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. The Company plans to initiate formal communications with all of its material suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

    While the Company fully anticipates achieving Year 2000 compliance well in advance of January 1, 2000, there are certain risks which exist with respect to the Company's business and the Year 2000. Those risks range from slight delays and inefficiencies in processing data and carrying out accounting and financial functions to, in a most reasonably likely worst case scenario, extensive and costly inability to process data, provide vital accounting functions and communicate with customers and suppliers. Until the Company substantially completes its Year 2000 program, it is uncertain if there will be any material effect on the Company's results of operations, liquidity or financial condition. As of the date of this filing, the Company has not finalized a contingency plan to address the failure to be Year 2000 compliant.

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

    These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), changes in competitive conditions, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). In addition to any specific risks and uncertainties mentioned or discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's annual report on Form 10-K for the year ended December 28, 1997, provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, you should be aware that the facts and circumstances which exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

    The following descriptions are summaries of the status of each of the following legal proceedings as of October 26, 1998. More complete and/or updated information may be obtained by reviewing the court files pertaining to such proceedings.

    STRATOSPHERE SECURITIES LITIGATION - FEDERAL COURT

    In August 1996, a complaint was filed in the U.S. District Court for the District of Nevada -- Michael Caesar, et al. v. Stratosphere Corporation, et al. -- against Stratosphere Corporation and others, including Grand. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.

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

    In February 1997, the plaintiffs filed a consolidated and amended complaint naming various defendants, including Grand and certain current and former officers and directors of Grand. The amended complaint includes claims under federal securities laws and Nevada laws based on acts alleged to have occurred between December 19, 1995 and July 26, 1996.

    In February 1997, various defendants, including Grand and Grand's officers and directors named as defendants, submitted motions to dismiss the amended complaint. Those motions were made on various grounds, including Grand's claim that the amended complaint failed to state a valid cause of action against Grand and Grand's officers and directors.

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

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)





    STRATOSPHERE SECURITIES LITIGATION - FEDERAL COURT (CONTINUED)

    In August 1997, the plaintiffs filed a second amended complaint. In September 1997, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion to dismiss the second amended complaint. The motion was based on various grounds, including Grand's claim that the second amended complaint failed to state a valid cause of action against Grand and those officers and directors.

    In April 1998, the court granted the Company's motion to dismiss, in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the second amended complaint that survived the motion to dismiss.

    In June 1998, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. As of September 1998, the plaintiffs are engaged in discovery related to the issues raised by the summary judgment motion. The Court will not decide the motion until after such discovery is completed and the parties have submitted their respective arguments regarding the motion.

    STRATOSPHERE SHAREHOLDERS LITIGATION - NEVADA STATE COURT

    In August 1996, a complaint was filed in the District Court for Clark County, Nevada -- Victor M. Opitz, et al. v. Robert E. Stupak, et al. -- Case No. A363019 -- against various defendants, including Grand. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.

    Grand and certain defendants submitted motions to dismiss or stay the state court action pending resolution of the federal court action described above. The court has stayed further proceedings pending the resolution of In Re:
    Stratosphere Securities Litigation.

    GRAND CASINOS, INC. SHAREHOLDERS LITIGATION

    In September and October 1996, two actions were filed by Grand shareholders in the U.S. District Court for the District of Minnesota against Grand and certain of Grand's current and former directors and officers.

    The complaints allege misrepresentations, federal securities law violations and other claims in connection with the Stratosphere project.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)





    GRAND CASINOS, INC. SHAREHOLDERS LITIGATION (CONTINUED)

    The actions have been consolidated as In Re: Grand Casinos, Inc. Securities Litigation -- Master File No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants submitted a motion to dismiss the consolidated complaint, based in part on Grand's claim that the consolidated complaint failed to properly state a cause of action.

    In December 1997, the court granted Grand's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the consolidated complaint that survived Grand's motion to dismiss. Discovery in the action has begun.

    The defendants have submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. The plaintiffs are currently engaged in discovery related to the issues raised by the summary judgment motion. The court will not decide the motion until after such discovery is complete and the parties have submitted their respective arguments regarding the motion.

    DERIVATIVE LITIGATION

    In February 1997, certain shareholders of Grand brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et al. v. Lyle Berman, et al. - Court File No. MC97-002807 -- against certain current and former officers and directors of Grand. The plaintiffs alleged that those officers and directors breached certain fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Pursuant to Minnesota law, the Company's Board of Directors appointed an independent special litigation committee to evaluate whether the Company should pursue the claims made in the action against the officers and directors. The special litigation committee completed its evaluation in December 1997, and filed a report with the court recommending that such claims not be pursued.

    Grand provided the defense for Grand's current and former officers and directors who are defendants in the action pursuant to the Company's indemnification obligations to such defendants.

    In January 1998, Grand submitted a motion for summary judgment based on the special litigation committee's report. In May 1998, the court granted that motion, thereby dismissing the plaintiffs' claims. In August 1998, the plaintiffs appealed the Court's ruling. As of the date hereof, that appeal is pending.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)



    SLOT MACHINE LITIGATION

    In April 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et al. v. Caesars World, Inc. et al. -- Case No. 39-478-CIV-ORL-22 -- in which various parties (including Grand) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

    A subsequently filed action -- William Ahearn, et al. v. Caesars World, Inc. et al. -- Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

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

    In September 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada -- Larry Schreier, et al. v. Caesars World, Inc. et al. -- Case No. CV-95-00923-DWH (RJJ).

    The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

    In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title William H. Poulos, et al. v. Caesars World, Inc., et al. -- Case No. CV-S-94-11236-DAE (RJJ) -- (Base File), and required the plaintiffs to file a consolidated and amended complaint. In February 1997, the plaintiffs filed a consolidated and amended complaint.

    In March 1997, various defendants (including Grand) filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

    In December 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint has been filed. Grand has filed its answer to the new complaint.

    The plaintiffs have filed a motion seeking an order certifying the action as a class action. Grand and certain of the defendants have opposed the motion. The Court has not ruled on the motion.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




    STRATOSPHERE NOTEHOLDER COMMITTEE BANKRUPTCY COURT ACTION

    In June 1997, the Official Committee of Noteholders (the "Committee") in the Chapter 11 bankruptcy proceeding for Stratosphere Corporation ("Stratosphere") pending in the U.S. Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") filed a motion by which the Committee sought Bankruptcy Court approval for assumption (on behalf of Stratosphere's bankruptcy estate) of the March 1995 Standby Equity Commitment (the "Standby Equity Commitment") between Stratosphere and Grand.

    In the motion, the Committee sought Bankruptcy Court authorization to compel Grand to fund up to $60 million in "capital contributions" to Stratosphere over three years, based on the Committee's claim that such "contributions" are required by the Standby Equity Commitment.

    Grand opposed the Committee's motion. Grand asserted, in its opposition to the Committee's motion, that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law.

    The Bankruptcy Court held a preliminary hearing on the Committee's motion in June 1997, and an evidentiary hearing in February 1998 on the issues raised by the Committee's motion and Grand's opposition to that motion. In February 1998, the Bankruptcy Court denied the Committee's motion, and determined that the Standby Equity Commitment cannot be assumed (or enforced) by Stratosphere under applicable bankruptcy law.

    STANDBY EQUITY COMMITMENT LITIGATION

    In September 1997, the successor trustee (the "Stratosphere Trustee") under the indenture pursuant to which Stratosphere Corporation issued Stratosphere Corporation's first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. vs. Grand Casinos, Inc.-- File No. CV-S-97-01252-DWH (RJJ) - naming Grand as defendant.

    The complaint alleges that the Company failed to perform under the Standby Equity Commitment entered into between Stratosphere Corporation and Grand in connection with Stratosphere Corporation's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Committee claims are Grand's obligations under the Standby Equity Commitment. The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment.

    In November 1997, Grand submitted a motion requesting, among other things, that the court dismiss the complaint. Grand's request that the court dismiss the complaint has been denied. Discovery is pending.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




    STRATOSPHERE PLAN OF REORGANIZATION

    Stratosphere has filed its Second Amended Plan with the Bankruptcy Court. The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third-parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. As of October 26, 1998, Grand has not been served with any such litigation.

    STRATOSPHERE PREFERENCE ACTION

    In April 1998, Stratosphere served on Grand and Grand Media & Electronics Distributing, Inc., a wholly-owned subsidiary of Grand ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to: (i) Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand; and (ii) Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

    Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

    In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery is proceeding.

    TULALIP TRIBES LITIGATION

    In 1995, Grand entered into discussions with Seven Arrows, LLC ("Seven Arrows"), a Delaware limited liability company, regarding possible participation by Grand in a proposed casino resort development on land in the State of Washington held in trust by the United States for the Tulalip Tribes. Grand and Seven Arrows entered into a letter of intent providing for the negotiation of a revision to the Seven Arrows limited liability company agreement by which Grand (or a subsidiary of Grand) would become a member of Seven Arrows. Those negotiations were not completed, and no revision to the limited liability company agreement was signed.

    During the negotiations, Grand entered into an agreement (the "Advance Agreement") with Seven Arrows and the Tulalip Tribes. The Advance Agreement provided for the loan by Grand and Seven Arrows of certain amounts to the Tulalip Tribes upon the satisfaction of certain conditions. Grand contends that those conditions were never satisfied. Neither Grand nor Seven Arrows advanced any amount under the Advance Agreement.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


    TULALIP TRIBES LITIGATION (CONTINUED)

    In April 1996, the Tulalip Tribes brought a legal action in Tulalip Tribal Court -- Tulalip Tribes of Washington v. Seven Arrows, LLC et al. -- Case No. TUL-Ci4/96-499 -- against Seven Arrows and Grand. The action sought various remedies, including (i) a declaration that a lease and a sublease between the Tulalip Tribes and Seven Arrows for the land on which the casino resort was proposed were rightfully terminated; (ii) damages for breach of the lease, the sublease and the Advance Agreement; and (iii) a declaration that the lease, sublease and Advance Agreement are void.

    Because Grand was not a party to the lease or the sublease, Grand contended in the tribal court action that the only claim against Grand was for breach of the Advance Agreement; that Grand did not breach the Advance Agreement; and that any damages sustained by the Tulalip Tribes as a result of any such breach are not material.

    In May 1996, Seven Arrows and Grand brought a legal action in the U.S. District Court for the Western District of Washington -- Seven Arrows, LLC, et al. v. Tulalip Tribes of Washington -- Case No. C96-0709Z -- against the Tulalip Tribes. Seven Arrows sought in that action certain remedies against the Tulalip Tribes, including damages, and Grand sought rescission of the Advance Agreement.

    Since June 1996, Seven Arrows, Grand, and the Tulalip Tribes have been engaged in disputes in both the tribal court and the federal court regarding which court has jurisdiction over the various claims made in the two legal actions. Seven Arrows, Grand, and the Tulalip Tribes recently entered into a partial settlement that resolved the jurisdictional dispute. However, all claims between the parties must now be submitted to and decided by the federal court.

    Pursuant to the partial settlement agreement, Seven Arrows filed a second amended complaint in the federal action. Among other things, Seven Arrows seeks damages from the Tulalip Tribes for lost profits of up to $15 million and for recovery of sums paid to the Tribes between $2 million and $3 million. Grand is not a party to the second amended complaint.

    On September 30, 1998, the Tulalip Tribes answered, counterclaimed against Seven Arrows, and filed and served a complaint in the pending federal action against Grand. The complaint against Grand contains several counts, including (i) a request for judgment declaring that the tribe's termination of the agreements was effective and quieting title in the land; (ii) a claim for breach of contract and breach of the implied covenant of good faith that alleges that Grand is liable on the lease, sublease, and Advance Agreement based upon: (a) Grand's alleged status as a partner of Seven Arrows; (b) Grand's alleged status as managing and operating agent of Seven Arrows; and
    (c) Grand's execution of the Advance Agreement; (iii) a claim for negligent misrepresentation claiming, in essence, that representations of Grand personnel induced the Tribes to continue to honor the lease, sublease, and Advance Agreement and thereby to incur expenses they would not have incurred otherwise; (iv) a claim that Grand, by purporting to act for and with the authority of Seven Arrows, stands as warrantor and surety of Seven Arrows' obligations; and (v) a claim for estoppel.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




    TULALIP TRIBES LITIGATION (CONTINUED)

    Each claim for damages seeks the sum of $856,000 for out-of-pocket expenses and for "lost profits damages" in an amount to be proved at trial.

    Grand's answer, due November 6, 1998, has not yet been filed. Grand does not oppose the tribe's effort to quiet title to its land (the first claim). Grand denies that it is factually or legally liable for the obligations or liabilities of Seven Arrows under the lease and sublease. Grand continues to contend that, as to the tribe, its obligations, if any, are limited to those stated in the Advance Agreement; that it did not breach the Advance Agreement; and that the tribe's damages for such breach, if any, are minimal. Grand denies that it is liable for negligent misrepresentation.

    Seven Arrows has, on previous occasions, threatened unpleaded claims against Grand. Grand does not know the nature or extent of any such additional claims and, as of the date hereof, has not received any pleading in any action stating such a claim.

    Grand's liability for damages to all parties in the aggregate cannot exceed $15 million under the partial settlement agreement. Discovery has commenced and a three-week bench trial has been set for November 1, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits

         27 Financial Data Schedule

    (b) The following reports on Form 8-K were filed during the quarterly period ended September 27, 1998.

         (1) July 2, 1998, reporting the Hilton transaction

         (2) July 23, 1998, reporting second quarter earnings

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  November 4, 1998                  GRAND CASINOS, INC.
                                          -------------------
                                          Registrant

                                          / S /THOMAS J. BROSIG
                                          ------------------------
                                          Thomas J. Brosig
                                          President and Chief Executive Officer

                                          / S / TIMOTHY J. COPE
                                          ---------------------
                                          Timothy J. Cope
                                          Executive Vice President and
                                          Chief Financial Officer