Form 10-Q/A
period 1998-09-27
GRAND CASINOS INC
filed 1998-11-06
CIK 878321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ----------------------------


                                  FORM 10-Q/A


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

    THREE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 28, 1997

    Earnings Per Common Share and Net Earnings


    Basic and diluted earnings per common share were $.78 and $.77, respectively, for the three months ended September 27, 1998. This compares to basic and diluted earnings of $.53 and $.51 per common share for the period ended September 28, 1997. Net earnings increased $10.7 million from the three months ended September 28, 1997 to $32.9 million for the three months ended September 27, 1998.


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




Dated:  November 6, 1998                  GRAND CASINOS, INC.
                                          -------------------
                                          Registrant



                                          / S / TIMOTHY J. COPE
                                          ---------------------
                                          Timothy J. Cope
                                          Executive Vice President and
                                          Chief Financial Officer