Form 10-K405
period 1998-12-31
GRAND CASINOS INC
filed 1999-03-31
CIK 878321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   -------------

                                      FORM 10-K

[   ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------------

                                          OR

[ X ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM DECEMBER 29, 1997 TO DECEMBER 31, 1998

                            COMMISSION FILE NO. 0-19565

                                GRAND CASINOS, INC.
               (Exact name of registrant as specified in its charter)

                MINNESOTA                               41-1689535
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

                  3930 HOWARD HUGHES PARKWAY, LAS VEGAS, NV 89109
                      (Address of principal executive offices)

                                   (702) 699-5000
                (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   _X_     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 1999 there were 100 shares of common stock, $0.01 par value, outstanding, all of which were owned by Park Place Entertainment Corporation. No other voting or non-voting common equity is held by non-affiliates of the Registrant.

     The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this document with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.    BUSINESS

     On December 31, 1998, the Company transferred all of its non-Mississippi gaming business (comprised primarily of the management of two Indian owned casinos, certain real estate interests in the Polo Plaza development project in Las Vegas and certain other assets and liabilities)(the "Non-Mississippi Business") to Lakes Gaming, Inc. ("Lakes"), a Minnesota corporation, and spun off all of the outstanding shares of Lakes common stock to the holders of the Company's common stock (the "Grand Distribution"). On that same date, Hilton Hotels Corporation ("Hilton") transferred, with certain exceptions, the assets and liabilities of the gaming business formerly operated by Hilton (the "Hilton Gaming Business") to Park Place and spun off all of the outstanding shares of common stock of Park Place to the holders of Hilton common stock (the "Hilton Distribution"). Immediately following the Grand Distribution and the Hilton Distribution (collectively, the "Distributions"), Park Place acquired, by means of the merger of a wholly owned subsidiary of Park Place with and into Grand, with Grand as the surviving corporation (the "Merger"), all of the then outstanding shares of common stock of Grand in exchange for the issuance to Grand shareholders of one share of Park Place common stock for each share of Grand common stock outstanding. The Distributions and the Merger are collectively referred to herein as the "Transactions".

     GENERAL

     The Company is a casino entertainment company that develops, constructs and manages land-based and dockside casinos in emerging and established gaming markets as a wholly owned, direct subsidiary of Park Place. The Company's strategy is to distinguish itself within its markets by offering superior facilities with extensive non-gaming amenities, combined with experienced corporate and casino management and comprehensive marketing programs. The Company considers its dockside casinos to be leading establishments with respect to location, size, facilities, physical condition, quality and variety of services offered in the areas where they are located.

     The Company owns and operates Grand Casino Biloxi and Grand Casino Gulfport, the two largest casinos on the Mississippi Gulf Coast. Grand Casino Gulfport opened on May 14, 1993 and Grand Casino Biloxi opened on January 17, 1994.

     The Company also owns and operates Grand Casino Tunica, the largest dockside casino in Mississippi and one of the largest casinos in the United States. The Company is continuing development of Grand Casino Tunica into a destination gaming resort featuring four themed casinos. Grand Casino Tunica currently features three hotels offering an aggregate of 1,356 rooms, thirteen restaurants and a live entertainment lounge. Other amenities include a convention center, a Grand Casinos Kids Quest-SM- child care facility, a Grand Arcade, a sporting clays shooting facility, an 18-hole professionally designed golf course and driving range and valet and self-parking for approximately 8,700 vehicles. Recent additions include the convention facility and an entertainment barge. Grand Casino Tunica offers a 400,000 square foot, three-story, multi-themed casino complex containing approximately 140,000 square feet of gaming space with approximately 3,100 slot machines and 108 table games.

     Park Place and the Company are continually evaluating attractive acquisition opportunities and may at any time be negotiating to engage in business combination transactions or other acquisitions. The Company periodically evaluates its development program and may determine to complete projects not described herein or may determine not to develop any project, based upon market, financial, or regulatory factors. No assurance can be given that any of these projects will be completed as scheduled or contemplated.

     BUSINESS STRATEGY

     The Company develops casino properties that offer the opportunity for long-term development of related entertainment facilities. The Company's strategy is to develop hotels, theaters, recreational vehicle parks and other complimentary amenities designed to enhance the customers' total entertainment experience and differentiate the Company's facilities and operations from its competitors.

     The Company is dedicated to providing high quality, comprehensive entertainment with focused attention to customer service. The Company's modern facilities, staffed with well trained local employees, offer a casual environment designed to appeal to the family-oriented, middle income customer. The Company strives to offer its customers creative gaming selections in a pleasant, festive and smoke- and climate-controlled setting. The Company also offers reasonably priced, high-quality food, video arcades and Grand Casino Kids Quest-SM-, a professionally supervised entertainment and child care center.

     MARKETING

     The Company targets its marketing strategy to attract and retain the repeat customer. Management believes that the Company's emphasis on enhancing the entertainment value represented by the Grand Casino experience, coupled with marketing programs, contributes to attracting the repeat customer.

     The Company's strategy seeks to combine retail, gaming and entertainment marketing techniques. The Company profiles its customers utilizing available demographic data, regularly conducted customer surveys, and other sources. Based upon this data, the Company uses a variety of initial special promotions to attract the first-time customer and, thereafter, seeks to leverage initial customer satisfaction through a mix of marketing programs dedicated to developing a repeat customer.

     A variety of other events, facilities and entertainment media provide the patron with a total entertainment experience. The Company markets these programs through a variety of direct and media marketing techniques.

     PROPERTIES

     As of December 31, 1998, the Company owns and operates three casino hotels in the State of Mississippi: the Grand Casino Biloxi, the Grand Casino Gulfport and the Grand Casino Tunica, each of which are dockside casinos.

     GRAND CASINO BILOXI

     Grand Casino Biloxi opened on January 17, 1994, and is the largest dockside casino on the Mississippi Gulf Coast. Grand Casino Biloxi is a three-story building built upon a moored steel barge with approximately 250,000 square feet of interior space. The Grand Casino Biloxi location is one of a few sites on the Mississippi Gulf Coast that permits east-west orientation of the casino, thus maximizing visibility from the highway. A pedestrian walkway connects the casino to approximately 4,300 parking spaces available for guests.

     The casino area features approximately 110,000 square feet of gaming space and eleven restaurants. In 1995, Grand Casino Biloxi opened a twelve-story, 500-room hotel adjacent to the casino, together with a Grand Casino Kids Quest-SM- child care entertainment center located on the first floor. Grand Casino Biloxi also operates a 1,600-seat show theater adjacent to the casino that features a production/variety show with matinee and evening performances, boxing events, and other professional entertainment. In February 1998, a second hotel was opened with 500 rooms, a 60,000 square-foot convention center, a large pool area, European Spa facilities and additional parking.

     GRAND CASINO GULFPORT

     Grand Casino Gulfport, which opened in May 1993, is a three story building set upon moored steel linked barges consisting of approximately 225,000 square feet of interior space. There are 2,850 parking spaces available for guests. Grand Casino Gulfport also offers a 500 seat theater adjacent to the casino.

     The casino area consists of approximately 110,000 square feet of gaming area and is decorated in a "carnival" Mardi Gras theme. Other amenities include five restaurants, a Grand Casino Kids Quest-SM-, and the Grand Arcade. Grand Casino Gulfport has a seventeen-story, 400-room hotel adjacent to the casino and a second 600 room hotel is currently under construction.

     On May 21, 1992, the Company entered into a lease (the "Port Lease") with the Mississippi State Port Authority (the "Authority") for the Grand Casino Gulfport mooring site and adjoining land for five years with renewal options totaling 40 years. The Authority has the option to cancel the Port Lease at any time upon 12 months' written notice if the Authority expands its own facilities to handle expected shipping and related commerce activities. The Authority's liability to Grand Casino Gulfport upon such cancellation is limited to the depreciated value of the leased property (which does not include the casino). Although the Company does not believe that the Authority will exercise its option to cancel the Port Lease, any such cancellation would require the Company to find substitute property suitable for mooring Grand Casino Gulfport, which, if not then available on terms acceptable to the Company, would cause Grand Casino Gulfport to cease operations. In addition, all mooring sites would need to be approved by the Mississippi Gaming Commission.

     GRAND CASINO TUNICA

     Grand Casino Tunica opened in June 1996 and is the largest dockside casino in Mississippi and one of the largest casinos in the United States. Grand Casino Tunica is being developed into a destination gaming resort featuring a multi-themed casino and currently features three hotels with an aggregate of 1,356 rooms. Recent additions include an 18-hole professionally designed championship golf course and driving range, a recreational vehicle center, the convention facility and an entertainment barge.

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

     Grand Casino Tunica is a 400,000-square-foot, three-story, multi-themed casino complex containing approximately 140,000 square feet of gaming space. Grand Casino Tunica features four unique themes of Americana: an 1890's Gold Rush Era San Francisco, New Orleans Mardi Gras, the Great American West of the 1870s and a Mississippi River Boat Town. Grand Casino Tunica offers its guests a choice of thirteen restaurants, as well as an entertainment lounge and Player's Club.

     Grand Casino Gulfport and Grand Casino Biloxi are constructed on barges located adjacent to Gulf-front property and are subject to the risk of severe weather, including high winds, water action and hurricanes. In the event of severe weather, the Company has plans to securely moor the barges to their mooring sites. The Company also maintains insurance policies that contain casualty cost and certain business interruption coverage for casualties resulting from severe weather, including hurricanes. However, a hurricane or other severe weather could cause significant physical damage to Grand Casino Gulfport and Biloxi and, for a period of time, reduce the number of people traveling to the Gulf Coast, either of which could have a material adverse effect on the Company.

     Certain improvements at Grand Casino Tunica, including one of its hotels and certain of the parking lots adjacent to Grand Casino Tunica are located on the river side of a levee. The parking lots are graded to approximately the 25 year flood plain, which means that, statistically, such grade level floods at least once every 25 years. Flooding may disrupt the casino operations and other amenities at Grand Casino Tunica and any such disruptions could have a material adverse effect on the Company.

EXPANSION PROGRAM

     The Gulfport Oasis, a new resort hotel, is currently under construction at Grand Casino Gulfport and is expected to be completed during 1999. Also under development is an approximately 1,750-acre recreation area between Gulfport and Biloxi. The Company is building an 18-hole championship golf course on the property, together with a clubhouse and sporting clay shooting facility. These projects are expected to be completed in mid-1999.

     The 2,000 acre site for Grand Casino Tunica is conducive to significant long-term development of the site. Grand Casino Tunica's master plan contemplates additional entertainment amenities, including additional hotels, a second championship golf course, a village center containing additional hotel sites, restaurants, retail shopping and other attractions, and residential properties on the golf course. Such future developments are expected to be funded primarily from cash flow. Such future developments, if completed, are expected to further enhance Grand Casino Tunica's status as a premier destination gaming resort and to encourage repeat visits. Any such additional development, however, will be dependent upon the operating results of Grand Casino Tunica and other future conditions, and no assurance can be given that any such additions will be completed.

EMPLOYEES

     At December 31, 1998, the Company had approximately 8,400 employees. The Company believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the gaming industry generally. The Company believes its employee relations are satisfactory.

COMPETITION

     The Company will seek to maintain the diversity of its gaming businesses while at the same time expanding in areas it sees as potentially profitable. The Company intends to improve and expand its core business by leveraging its strong brand names, maximizing operating efficiencies, expanding and enhancing properties and acquiring or developing properties as appropriate.

     To the extent that the casino hotel capacity is expanded by others in a city where the Company's casino hotels are located, competition will increase. The expansion of river boat gaming or casino gaming on Indian tribal lands could also impact the Company's gaming operations. Gaming related referenda will be voted upon or are being proposed in several states which could, if passed, materially affect the Company.

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state sponsored video lotteries and video poker in restaurants, bars and hotels; pari-mutual betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The casinos owned by the Company compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. The Company also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions.

ENVIRONMENTAL MATTERS

     The Company, like others in its industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, "Environmental Laws").

     The Company endeavors to maintain compliance with Environmental Laws, but, from time to time, the Company's operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. As of December 31, 1998, management is not aware of any environmental problems or violations which would have a material adverse effect on the Company's results of operations or financial condition.

REGULATION AND LICENSING

     Each of the Company's casinos is subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdiction where located or docked. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports respecting such gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

     Under provisions of Mississippi gaming laws, and the Company's Articles of Incorporation, certain securities of the Company are subject to restrictions on ownership which may be imposed by specified governmental authorities. Such restrictions may require the holder to dispose of the securities or, if the holder refuses to make such disposition, the Company may be obligated to repurchase the securities.

     In Mississippi, two referenda have been proposed which would repeal legalized gaming in Mississippi and impose a two-year period for all gaming operations to terminate. In order for a referendum to be included on the November 1999 ballot, it needed to be approved by the Mississippi Secretary of State and the signatures of approximately 98,000 registered voters were required to be gathered and certified by October 7, 1998. Both referenda were successfully challenged in Mississippi state court on the grounds that they did not meet legal requirements, and neither of the proposed referenda was resubmitted in time to meet the October 7, 1998 deadline. Proponents could attempt to place such a referendum on the November 2000 ballot. If any such referendum proposal is ultimately adopted, it could have a material adverse effect on Grand and Park Place.

     The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial and/or local laws, regulations, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

     A National Gambling Impact Study Commission has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. The National Commission is required to issue a report containing its findings and conclusions, together with recommendations for legislation and administrative actions, within two years after its first meeting, which occurred on June 20, 1997. Any recommendations which may be made by the National Commission could result in the enactment of new laws and/or the adoption of new regulations which could adversely impact the gaming industry in general. We are unable at this time to determine what recommendations, if any, the National Commission will make, or the ultimate disposition of any recommendations the National Commission may make.

MISSISSIPPI GAMING LAWS

     The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

     The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to:

     (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

     (ii) establish and maintain responsible accounting practices and procedures;

     (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission;

     (iv) prevent cheating and fraudulent practices;

     (v) provide a source of state and local revenues through taxation and licensing fees; and

     (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

     The regulations are subject to amendment and interpretation by the Mississippi Commission. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company's securities. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. Certain amendments to the Mississippi Constitution have been proposed for adoption through the initiative and referendum process which, if a sufficient number of signatures are gathered to place the matter on the ballot and if adopted by the voters of the state, would prohibit gaming in Mississippi. As of December 1998, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

     The Company and each of its Mississippi licensee affiliates are subject to the licensing and regulatory control of the Mississippi Commission. Park Place must be registered under the Mississippi Act as a publicly traded holding company of its Mississippi licensee affiliates and will be required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If the Company is unable to satisfy the registration requirements of the Mississippi Act, the Company and its affiliates cannot own or operate gaming facilities in Mississippi. Each of Park Place and its Mississippi licensee affiliates must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

     Gaming licenses are not transferable, are issued for a two-year period and must be renewed periodically thereafter. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. Park Place has applied to the Mississippi Commission for such approvals.

     Certain officers and employees of the Company and the officers, directors and certain key employees of Park Place's licensed Mississippi subsidiaries must be found suitable or be licensed by the Mississippi Commission. Park Place and the Company believe they have applied for or are in the process of applying for all necessary findings of suitability with respect to such persons, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Park Place or the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Commission has the power to require the Company and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Commission shall refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed certain misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

     At any time, the Mississippi Commission has the power to investigate and require a finding of suitability of any record or beneficial stockholder of Park Place or the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company or Park Place beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. The Company and Park Place are subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with Park Place or the Company, or their licensed subsidiaries, either Park Place or the Company:

     (i) pays the unsuitable person any dividend or other distribution upon the voting securities of Park Place or the Company;

     (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

     (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

     (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     The Company may be required to disclose to the Mississippi Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion

     (i) require holders of debt securities of registered corporations to file applications,

     (ii) investigate such holders, and

     (iii) require such holders to be found suitable to own such debt securities.

     Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt or equity securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     Each of Park Place and the Company's Mississippi licensed subsidiaries must maintain in Mississippi a current ledger with respect to the ownership of their equity securities and the Company and Park Place must also maintain in Mississippi a current list of stockholders which must reflect the record ownership of each outstanding share of any equity security issued by Park Place and the Company. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of Park Place or the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

     The Mississippi Act requires that the certificates representing securities of a registered publicly traded corporation bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Company will request from the Mississippi Commission an exemption from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

     Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Commission. The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

     Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Commission. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

     (i) assure the financial stability of corporate gaming operators and their affiliates;

     (ii) preserve the beneficial aspects of conducting business in the corporate form; and

     (iii) promote a neutral environment for the orderly governance of corporate affairs.

     Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

     Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Company has requested a waiver of foreign gaming approval from the Mississippi Commission for operations in other states and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

     If the Mississippi Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensed subsidiary, Park Place, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's Mississippi gaming operations.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the county or city in which a licensed gaming subsidiary's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon

     (i) a percentage of the gross gaming revenues received by the casino operation,

     (ii) the number of slot machines operated by the casino or

     (iii) the number of table games operated by the casino.

     The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which the Company's casino operations will be located, equals approximately 4% of the gaming receipts.

     The Mississippi Commission has adopted a regulation requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Management of The Company believes it is in compliance with this requirement. Recently, the Mississippi Commission adopted a regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase.

     The sale of alcoholic beverages by the Company's subsidiaries is subject to the licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. All of the Company's Mississippi casinos are in areas designated as special resort areas, which allows the casinos to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the casino's operations. Certain officers and managers of Park Place, the Company and its Mississippi casinos must be investigated by the ABC in connection with its liquor permits and changes in certain positions must be approved by the ABC.

ITEM 2.    PROPERTIES.

     The Company entered into a lease agreement dated February 1, 1996 for its former corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996 and the annual base rent is $768,300 plus building operating costs. In connection with the Transactions, the Company subleased this property to Lakes but remains a guarantor with respect the obligations under the original lease agreement.

MISSISSIPPI GULF COAST

     GULFPORT

     On May 21, 1992, the Company entered into a lease (as amended the "Port Lease") with the Mississippi State Port Authority (the "Authority") for the Grand Casino Gulfport mooring site and approximately 14 acres of adjoining land (the "Port Site"). The Company assigned the Port Lease to the Company's subsidiary that operates Grand Casino Gulfport. The initial term of the Port Lease was five years subject to renewal for three additional five-year terms and three additional ten-year terms. The first option to renew was exercised in 1997. The Company constructed a 400-room hotel on the Port Site which opened in October 1995. The annual base rent under the Port Lease is $1,200,000 throughout the lease term. The Port Lease also requires Grand Casino Gulfport to pay the Authority 5% of Grand Casino Gulfport's gross gaming revenues, as defined in the Mississippi Gaming Control Act, in excess of $25.0 million each year, plus 3% of all nongaming revenues. Grand Casino Gulfport granted a leasehold deed of trust on the Port Lease to the trustee for the benefit of the holders of the $450 million principal amount of debt securities that were issued by the Company in November 1995 (the "First Mortgage Notes") as security for the First Mortgage Notes.

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

     BILOXI

     On June 23, 1992, Grand Casino Biloxi entered into a 99-year ground lease (the "Biloxi Lease") of the Grand Casino Biloxi mooring site and approximately 17 acres of adjoining land (the "Biloxi Property"). The leased property includes 1,200 linear feet of Gulf frontage, eleven acres adjacent to the frontage and six acres located directly across U.S. Highway 90 from the frontage property. The Company constructed a 500-room hotel on the Biloxi Property which opened in April 1995. The Biloxi

Lease as amended on November 9, 1992 provides for base rent of $2.5 million per year, which will be increased in proportion to increases in the consumer price index every ten years. In addition, Grand Casino Biloxi has agreed to pay the lessor 5% of Grand Casino Biloxi's gross gaming revenues, as defined in the Mississippi Gaming Control Act, in excess of $50.0 million per year (the "Percentage Rent"), plus 10% of the net profits per year from any activities on the leased premises that are not related to gaming, hotel, parking, dining or liquor operations. Grand Casino Biloxi granted a leasehold deed of trust on the Biloxi Lease to the trustee for the benefit of the holders of the First Mortgage Notes as security for the First Mortgage Notes. Grand Casino Biloxi has entered into a 15-year lease (the "Submerged Land Lease") with the State of Mississippi for the submerged land adjacent to Grand Casino Biloxi. Grand Casino Biloxi has also granted a leasehold deed of trust on the submerged Land to the trustee for the benefit of the holders of the First Mortgage Notes as security for the First Mortgage Notes. The Company has the option to extend the Submerged Land Lease for five years after the expiration of the initial 15-year term. The Submerged Land Lease provides for rent of $900,000 through 2003 with annual increases thereafter, as defined.

     Grand Casino Biloxi may terminate the Biloxi Lease at any time after destruction of the improvements on the leased premises, by paying one-half of the annual base rent in effect at the time of termination.

     TUNICA COUNTY

     In connection with the development of Grand Casino Tunica, the Company owns approximately 2,000 acres located in northernmost Tunica County, Mississippi. Buck Lake, on which the casino is moored, is a 60 acre oxbow lake formed from the Mississippi River.

     The Company has also leased from the Board of Levee Commissioners for the Yazoo-Mississippi Delta (the "Levee Board") approximately 55 acres between Buck Lake and the mainline Mississippi river levee on which the Company has constructed its casino facilities. In addition, the Levee Board has agreed, pursuant to the lease with the Company, that it will not lease any land that it owns along Buck Lake to others in competition with the Company. Because of its ownership of land surrounding Buck Lake and its lease with the Levee Board, the Company believes it has the exclusive right to develop casino facilities on Buck Lake. The Company pays rent of $2.5 million per year, increasing each year in proportion to the increases in the Consumer Price Index. The term of the lease is, initially, for six years, with nine six-year renewal options, for a total of 60 years. The Company has the right, during the initial term only and at no cost, to terminate the lease at any time after June 30, 1996. Thereafter, once the Company has exercised an option to renew for a six-year term, the Company will have no termination rights during such renewal term. Beginning rent in any renewal term will be the greater of (i) the rent during the prior term plus an increase based on the Consumer Price Index, or (ii) 130% of the beginning rent for the prior six-year term.

     See also the discussion of the Company's business and properties immediately above in ITEM 1 - BUSINESS.

ITEM 3.    LEGAL PROCEEDINGS.

     Grand is involved in various inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to the Company or its subsidiaries, nor are there any material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party, except as discussed below. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters are not likely to have a material adverse effect upon the Company's consolidated financial position or its results of operations, except as discussed below.

SLOT MACHINE LITIGATION

     On April 26, 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division--WILLIAM
H. PAULOS, ET AL V. CAESARS WORLD, INC. ET AL--Case No. 39-478-CIV-ORL-22--in which various parties alleged to operate casinos or be slot machine manufactureres were named as defendants. The plaintiff sought to have the action certified as a class action.

     An action subsequently filed on May 10, 1994 in the United States District Court for the Middle District of Florida--WILLIAM AHEARN, ET AL V. CAESARS WORLD, INC., ET AL--Case No. 94-532-CIV-ORL-22--made similar allegations and was consolidated with the Poulos action.

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

     On September 26, 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada--LARRY SCHREIER, ET AL V. CAESARS WORLD, INC. ET AL--Case No. CV-95-00923-DWH (RJJ).

     The plaintiffs' allegations in the Schreier actions were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

     In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title WILLIAM H. POULAS, ET AL. V. CAESARS WORLD, INC. ET AL--Case No. CV-S-94-11236-DAE (RJJ)--(Base File), and required the plaintiffs to file a consolidated and amended compliant. On February 14, 1997, the plaintiffs filed a consolidated and amended complaint.

     In March 1997, various defendants filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

     On or about December 19, 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint was filed on or about February 13, 1998.

     The plaintiffs have filed a motion seeking an order certifying the action as a class action. Certain of the defendants have opposed the motion. The Court has not ruled on the motion.

     STRATOSPHERE CORPORATION

     Grand previously owned approximately 37% of the common stock issued by Stratosphere Corporation ("Stratosphere"). Stratosphere and its wholly owned operating subsidiary developed and operated the Stratosphere Tower Hotel and Casino in Las Vegas, Nevada. On January 27, 1997, in the United States Bankruptcy Court in and for the District of Nevada, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     On November 7, 1997, Stratosphere filed in its Second Amended Plan, which was approved by the Bankruptcy Court and declared effective on October 14, 1998. Pursuant to the Second Amended Plan, Stratosphere common stock that was outstanding prior to the effective date of the Second Amended Plan was cancelled.

     In March 1995, in connection with Stratosphere's issuance of its First Mortgage Notes, Grand entered into a Standby Equity Commitment Agreement (the "Standby Equity Commitment") between Stratosphere and Grand. Grand agreed in the Standby Equity Commitment, subject to the terms and conditions stated in the Standby Equity Commitment, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere is operating (as defined in the Standby Equity Commitment) to the extent Stratosphere's consolidated cash flow (as defined in the Standby Equity Commitment) during each of such years does not exceed $50 million.

     The enforceability of the Standby Equity Commitment is the subject of litigation to which Grand is a party in (i) the Stratosphere Bankruptcy case (as a result of a motion brought by the Official Committee), and (ii) the U.S. District Court for the District of Nevada (as a result of an action brought by the Trustee). On February 19, 1998, the Bankruptcy Court ruled that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law. The Official Committee has stated that it intends to appeal the Bankruptcy Court's decision.

     The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. Currently, Grand has not been served with any such litigation.

     STRATOSPHERE SECURITIES LITIGATION

     Grand and certain persons who have been indemnified by Grand (including certain former and current Grand officers and directors) are defendants in legal actions filed on August 16, 1996 in the District Court, Clark County, Nevada and on August 5, 1996 in the United States District Court, District of Nevada. These actions arise our of Grand's involvement in the Stratosphere Tower, Casino and Hotel project (the "Stratosphere Project") in Las Vegas, Nevada.

     The plaintiffs in the actions, who are current and/or former Stratosphere Corporation shareholders, seek to pursue the actions as class actions, and make various claims against Grand and the Grand-related defendants, including securities fraud. In September 1997, Grand and the Grand-related defendants submitted a motion to dismiss the federal action. In April 1998, this motion was granted, in part, and denied, in part. The plaintiffs are pursuing the claims that survived the motion to dismiss. Grand and the

Grand-related defendants have also submitted a motion for summary judgment seeking an order that such defendants are entitled to judgement as a matter of law. Currently, the plaintiffs are engaged in discovery related to the issues raised by the summary judgment motion. The court will not decide the motion until after such discovery is completed and the parties have submitted their respective arguments. The state court action has been stayed pending resolution of the federal court action.

     Grand intends to vigorously defend itself and the other Grand-related defendants against the claims made in both the state and federal action.

     GRAND SECURITIES LITIGATION

     Grand and certain of Grand's current and former officers and directors are defendants in a legal action filed on September 9, 1996 in the United States District Court in Minnesota. This action arises out of Grand's involvement in the Stratosphere Project.

     The plaintiffs in the action who are current and/or former Grand shareholders, seek to pursue the action as a class action, and make various claims against Grand and the other defendants, including securities fraud. Grand and the Grand-related defendants submitted a motion to dismiss the plaintiffs' claims. In December 1997, that motion was granted, in part and denied, inpart. Grand and the Grand-related defendants have also submitted a motion for summary judgment. Currently, the plaintiffs and Grand and the other defendants are engaged in discovery in the action. On March 10, 1999, plaintiffs were granted leave to amend their complaint to include Park Place and Lakes.

     Grand intends to vigorously defend itself and the other defendants against the claims that survived Grand's motion to dismiss.

     DERIVATIVE ACTION

     Certain of Grand's current and former officer and directors are defendants in a legal action originally filed on February 6, 1997 in the District Court, Hennepin County, state of Minnesota. This action arises out of Grand's investment in Stratosphere.

     The plaintiffs in the action who are current and/or former Grand shareholders, seek to pursue the action against the defendants on behalf of Grand, and make various claims that the defendants failed to fulfill claimed duties to Grand. Grand is providing the defense for the defendants pursuant to Grand's indemnification obligations to the defendants.

     Grand's board of directors appointed an independent special litigation committee under Minnesota law eo evaluate whether Grand should pursue the claims made by the plaintiffs. The committee has completed its evaluation and has recommended to the court that the plaintiffs' claims not be pursued.

     In May 1998, the Court granted a motion for summary judgment submitted by Grand, thereby dismissing the plaintiffs' claims. On March 9, 1999 the court of appeals affirmed the summary judgement. It is uncertain whether plaintiffs will seek further review.

     STRATOSPHERE PREFERENCE ACTION

     On February 12, 1998, Stratosphere filed in the United States Bankruptcy Court in and for the District of Nevada against Grand and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand (Grand Media), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and to Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

     Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

     In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amount described in the complaint Discovery remains in process.

     INDEMNIFICATION AGREEMENT

     As part of the Merger and the Grand distribution, Lakes agreed to indemnify Grand against all costs, expenses and liabilities incurred or suffered by Grand and certain of its subsidiaries and their respective current and former directors and officers in connection with or arising out of the Stratosphere litigation described above, in addition to other various commitments and contingencies. Lake's Indemnification obligations include the obligation to provide the defense of all claims made in such proceedings against Grand and to pay all related settlements and judgments.

     As security to support Lakes indemnification obligations to Grand under each of the Grand Distribution agreement and the Merger agreement, and as a condition to the consummation of the Merger. Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, during the four year period subsequent to December 31, 1998.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (c).

                                      PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     THIS IS NOT APPLICABLE AS THE COMPANY IS A WHOLLY OWNED, DIRECT SUBSIDIARY OF PARK PLACE ENTERTAINMENT CORPORATION.

ITEM 6.    SELECTED FINANCIAL DATA.

     OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (a).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted pursuant to the conditions as set forth in General Instructions I (1) (a) and (b); and I (2) (a) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as set forth in General Instructions I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the year ended December 31, 1998 with the year ended December 28, 1997.

                         GRAND CASINOS, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (UNAUDITED)

     OVERVIEW

     On December 31, 1998, the Company transferred all of its non-Mississippi gaming business (comprised primarily of the management of two Indian owned casinos, certain real estate interests in the Polo Plaza development project in Las Vegas and certain other assets and liabilities)(the "Non-Mississippi Business") to Lakes and spun off all of the outstanding shares of Lakes common stock to the holders of the Company's common stock. On that same date, Hilton transferred the assets and liabilities, with certain exceptions, of the Hilton gaming business to Park Place and spun off all of the outstanding shares of common stock of Park Place to the holders of Hilton common stock. Immediately following the Grand Distribution and the Hilton Distribution Park Place acquired, by means of the merger of a wholly owned subsidiary of Park Place with and into Grand, with Grand as the surviving corporation, all of the then outstanding shares of common stock of Grand in exchange for the issuance to Grand shareholders of one share of Park Place common stock for each share of Grand stock owned.

     The Company develops, constructs and manages land based and dockside casinos and related hotel and entertainment facilities in emerging gaming jurisdictions. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica. Prior to the Distribution the Company's revenues also included management fee income from Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta and, prior to April 2, 1998, Grand Casino Mille Lacs.

     Pursuant to the Mille Lacs, Hinckley, Avoyelles, and Coushatta management contracts, the Company receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles, and Grand Casino Coushatta. The management agreement for Grand Casino Mille Lacs expired on April 2, 1998. The Mille Lacs Band of Ojibwe exercised an early buy-out option in the management agreement for Grand Casino Hinckley during December 1998.

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

     RESULTS OF OPERATIONS

     1998 COMPARED TO 1997

     Net Earnings

     Net earnings increased $3.5 million to $69.7 million for the year ended December 31, 1998 compared to the prior year. Net earnings for the year ended December 31, 1998 include $1.6 million, net of tax, extraordinary charge relating to the early extinguishment of debt.

     Revenues

     Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica generated $513.5 million in casino revenue and $81.9 million in hotel, food, beverage, retail and entertainment revenue during the year ended December 31, 1998 as compared to $462.8 million in casino revenue and $66.2 million in food, beverage, and retail revenue for the prior year. At Grand Casino Tunica, revenues increased $26.4 million for the year ended December 31, 1998 compared to the prior year. The increase is attributable to increased hotel occupancy and average daily rate along with increased guest counts from a full year use of the Convention Center, which opened in July of 1997. Combined revenues for Grand Casino Biloxi and Grand Casino Gulfport increased $40.0 million for the year ended December 31, 1998 compared to the same period in the prior year. The increase in gross revenues is primarily related to the 500-room Biloxi Bayview Hotel, which opened during the first quarter of 1998. Management fees increased $13.8 million to $92.3 million for the year ended December 31, 1998 compared to the prior year, despite the fact that the Mille Lacs contract expired April 2, 1998. Included in management fees is $10.5 relating to an early buyout of the Hinckley contract.

     Costs and Expenses

     Total costs and expenses increased $80.5 million from $466.5 million for the year ended December 28, 1997 to $547.0 million for the year period ended December 31, 1998. Casino expenses were $168.6 million for the year ended December 31, 1998 compared to $161.6 million for the comparable period last year. The increase of $7.0 million relates to the increase in casino revenue of $50.7 million at the three properties for the year ended December 31, 1998. Food and beverage expenses increased $4.3 million to $37.4 million for the year ended December 31, 1998. The increase related primarily to an increase in revenue of $7.1 million.

     Depreciation and amortization expense increased $13.7 million to $59.9 million for the year ended December 31, 1998. The increase relates to a 600-room hotel, convention center, and other amenities at Grand Casino Tunica being open all of 1998 and only part of 1997. Also, during 1998, Grand Casino Tunica opened a championship golf course, a RV resort, and a sporting clays facility. Grand Casino Biloxi opened a 500-room hotel, convention center, pool area and spa.

     Selling, general, and administrative expenses increased in the amount of $10.6 million from $160.6 million for the year ended December 28, 1997 to $171.2 million for the year ended December 31, 1998. Contributing to this increase were increased selling, general, and administrative expenses at Grand Casino Tunica of $6.5 million from the year ended December 28, 1997 to the year ended December 31, 1998, relating to the opening of the 600-room hotel and convention center, and an increase in employee benefit costs. Combined selling, general and administrative expenses at Grand Casino Biloxi and Grand Casino Gulfport increased $3.1 million for the year ended December 31, 1998 relating primarily to the opening of a 500-room hotel, convention center, pool area and spa.

In addition, corporate expense increased $32.3 million from the year ended December 28, 1997 to the year ended December 31, 1998. This increase is primarily attributable to the corporate office relocation, the transaction with Hilton, litigation costs and an insurance deductible relating to damage due to Hurricane Georges. The Company is insured and doesn't expect any additional effects on results of operations due to Hurricane Georges.

     Other

     Interest income decreased from $13.4 million to $10.3 million for the year ended December 31, 1998 over the comparable period last year. In addition, interest expense decreased by $0.8 million to $45.3 million for the year ended December 31, 1998. The decrease is the result of additional interest expense relating to the $115.0 million senior unsecured notes and the capital lease facility which were outstanding during the first quarter of 1998, offset by an increase in capitalized interest for the year ended December 31, 1998. Capitalized interest was $19.9 million and $12.9 million for the year ended December 31, 1998 and December 28, 1997, respectively.

     The provision for income taxes for the year ended December 31, 1998 was $27.2 million or an effective tax rate of 27.6%. This compares to a provision for income taxes of $40.8 million or an effective tax rate of 38.1% for the year ended December 28, 1997. The change in the effective rate relates to the benefit recognized from previous write-off of a note receivable from Stratosphere. The result of the recognition of the tax benefit was a reduction in the provision for income taxes in the amount of $17.3 million, offset by the nondeductible transaction costs incurred relating to the Transactions.

YEAR 2000

     Grand is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of Grand's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than Year 2000, which could result in miscalculations or systems failures.

     Grand has Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Grand's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. Grand expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999.

     Grand's various project teams are focusing their attention in the following major areas:

     Information Technology (IT)

     Information Technology systems account for much of the Year 2000 work and include all computer systems and technology managed by Grand. These core systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into Grand's plans.

     Non-IT Systems

     An inventory of all property level non-IT systems (including elevators, electronic doors locks, gaming devices, etc.) is near completion. The majority of these non-IT systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into Grand's plans.

     Suppliers

     Grand is communicating with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to Grand. To date, no significant supplier has informed Grand that a material Year 2000 issue exists which will have a material effect on Grand.

     During 1999, Grand will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

     Based on Grand's current assessment, the costs of addressing potential problems are expected to be approximately $2 million. However, if Grand is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which Grand expects the cost to be an additional $0.5 million. If Grand's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, Grand plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

     FORWARD-LOOKING STATEMENTS

     Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are "forward-looking" as defined under the Federal Private Securities Litigation Reform Act of 1995.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                        GRAND CASINOS, INC.
                                   INDEX TO FINANCIAL STATEMENTS               PAGE
                                                                               ----
Report of Independent Public Accountants                                         27

GRAND CASINOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets as of December 31, 1998 and December 28, 1997        28

Consolidated Statements of Earnings for the fiscal years ended December 31,
1998, December 28, 1997 and December 29, 1996                                    29

Consolidated Statements of Comprehensive Earnings for the fiscal years ended
December 31, 1998, December 28, 1997 and December 29, 1996                       30

Consolidated Statements of Shareholders' Equity for the fiscal years ended
December 31, 1998, December 28, 1997 and December 29, 1996                       31

Consolidated Statements of Cash Flows for the fiscal years ended
December 31, 1998, December 28, 1997 and December 29, 1996                       32

Notes to Consolidated Financial Statements                                       33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Grand Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Grand Casinos, Inc. (a Minnesota corporation--See Note 1) and Subsidiaries as of December 31, 1998 and December 28, 1997, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Casinos, Inc. and Subsidiaries as of December 31, 1998 and December 28, 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   February 5, 1999

                                                GRAND CASINOS, INC.

                                            Consolidated Balance Sheets

                                      December 31, 1998 and December 28, 1997

                                       (In Thousands, Except Per Share Data)


                                                                                           December 31, 1998     December 28, 1997
                                                                                           -----------------     -----------------
                                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                    $   42,609         $  238,635
   Cash and cash equivalents--restricted                                                           135,200                  -
   Current installments of notes receivable                                                              -              6,856
   Accounts receivable                                                                              12,994             15,644
   Deferred income taxes                                                                             7,725             13,399
   Due from Park Place                                                                              18,179                  -
   Other current assets                                                                             13,864             15,087
                                                                                                ----------        -----------
               Total current assets                                                                230,571            289,621
                                                                                                ----------        -----------
PROPERTY AND EQUIPMENT, net                                                                      1,085,716            941,022

OTHER ASSETS:
   Cash and cash equivalents--restricted                                                             1,520              4,967
   Securities available for sale                                                                         -             13,110
   Notes receivable--less current installments                                                           -             26,979
   Investments in and notes from unconsolidated affiliates                                               -              8,180
   Debt issuance and deferred licensing costs--net                                                  17,505             26,000
   Other long-term assets                                                                              450             23,858
                                                                                                ----------        -----------
               Total other assets                                                                   19,475            103,094
                                                                                                ----------        -----------
               Total assets                                                                     $1,335,762         $1,333,737
                                                                                                ----------        -----------
                                                                                                ----------        -----------
                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable--trade and construction                                                     $   12,052         $   12,947
   Current installments of long-term debt                                                               55              3,509
   Current installments of capital lease obligations                                                     -             97,376
   Accrued interest                                                                                 28,063              5,817
   Accrued payroll and related expenses                                                              6,278             25,555
   Other accrued expenses                                                                           39,353             22,398
                                                                                                ----------        -----------
               Total current liabilities                                                            85,801            167,602
                                                                                                ----------        -----------
LONG-TERM LIABILITIES:
   Long-term debt--less current installments                                                       700,652            566,434
   Deferred income taxes                                                                           103,097             97,085
                                                                                                ----------        -----------
               Total long-term liabilities                                                         803,749            663,519
                                                                                                ----------        -----------
               Total liabilities                                                                   889,550            831,121
                                                                                                ----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 8 and 10)

SHAREHOLDERS' EQUITY:
   Capital stock, $.01 par value; 100 issued and outstanding                                             -                  -
   Capital stock, $.01 par value; 41,966 issued and outstanding                                          -                420
   Additional paid-in capital                                                                      417,074            413,631
   Accumulated other comprehensive loss                                                                  -             (2,947)
   Retained earnings                                                                                29,138             91,512
                                                                                                ----------        -----------
               Total shareholders' equity                                                          446,212            502,616
                                                                                                ----------        -----------
               Total liabilities and shareholders' equity                                       $1,335,762         $1,333,737
                                                                                                ----------        -----------
                                                                                                ----------        -----------

             See accompanying notes to consolidated financial statements.

                            GRAND CASINOS, INC.

                   Consolidated Statements of Earnings

For the Years Ended December 31, 1998, December 28, 1997 and December 29, 1996

                                (In Thousands)


                                                                         1998            1997           1996
                                                                      ---------      ----------    -----------
REVENUES:
   Casino                                                              $513,492       $ 462,756       $361,844
   Hotel                                                                 33,704          26,124         20,150
   Food and beverage                                                     35,569          28,421         21,822
   Management fee income                                                 92,347          78,515         77,198
   Retail and other income                                               12,659          11,605          9,005
                                                                       --------       ---------     ----------
               Total revenues                                           687,771         607,421        490,019
                                                                       --------       ---------     ----------
COSTS AND EXPENSES:
   Casino                                                               168,587         161,565        126,132
   Hotel                                                                 15,954           8,764          6,203
   Food and beverage                                                     37,416          33,122         26,436
   Other operating expenses                                              36,869          31,467         29,684
   Depreciation and amortization                                         59,913          46,233         43,140
   Selling, general, and administrative                                 171,227         160,619        122,145
   Corporate expense                                                     57,047          24,735         40,374
                                                                       --------       ---------     ----------
               Total costs and expenses                                 547,013         466,505        394,114
                                                                       --------       ---------     ----------
               Earnings from operations                                 140,758         140,916         95,905
                                                                       --------       ---------     ----------
OTHER INCOME (EXPENSE):
   Interest income                                                       10,336          13,430         17,055
   Interest expense                                                     (45,324)        (46,104)       (35,165)
   Other                                                                 (2,869)         (1,227)           754
   Loss of sale of securities                                            (4,473)              -              -
   Stratosphere write-down                                                    -               -       (161,772)
                                                                       --------       ---------     ----------
               Total other expense, net                                 (42,330)        (33,901)      (179,128)
                                                                       --------       ---------     ----------
   Earnings (loss) before income taxes and extraordinary charge          98,428         107,015        (83,223)
   Provision for income taxes                                            27,211          40,824         17,746
                                                                       --------       ---------     ----------
   Earnings (loss) before extraordinary charge                           71,217          66,191       (100,969)
   Extraordinary charge, net of income taxes                             (1,560)              -             -
                                                                       --------       ---------     ----------
               Net earnings (loss)                                     $ 69,657        $ 66,191      $(100,969)
                                                                       --------       ---------     ----------
                                                                       --------       ---------     ----------

      See accompanying notes to consolidated financial statements.

                      GRAND CASINOS, INC.

        Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31, 1998, December 28, 1997 and December 29, 1996


                                                                                  1998         1997           1996
                                                                               --------      --------      -----------
Net Earnings (loss)                                                             $69,657       $66,191       $(100,969)
Unrealized gains (losses) on securities
   Unrealized holding gains (losses) during the period                            3,583        (4,305)           (744)
   Less: reclassification adjustment for losses included in net earnings         (4,473)            -               -
                                                                               --------       -------       ---------
Comprehensive earnings (loss)                                                   $68,767       $61,886       $(101,713)
                                                                               --------       -------       ---------
                                                                               --------       -------       ---------

     See accompanying notes to consolidated financial statements.

                         GRAND CASINOS, INC.

             Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 1998, December 28, 1997 and December 29, 1996

                            (In Thousands)

                                                                                                          Accumulated
                                                 Pre-Merger        Post-Merger                               Other       Total
                                                Common Stock       Common Stock     Additional             Comprehen-    Share-
                                            ------------------- -------------------  Paid-In   Retained  sive Earnings  holders'
                                             Shares     Dollars  Shares    Dollars   Capital   Earnings      (Loss)      Equity
                                            ---------  -------- ---------  -------- ---------- --------  ------------- -----------
BALANCE, December 31, 1995                     40,988   $410            -   $ -     $397,298   $126,290   $2,102        $526,100
   Issuance of stock on options exercised         411      4            -     -        4,568          -        -           4,572
   Issuance of stock on warrants exercised        397      4            -     -       10,710          -        -          10,714
   Other comprehensive loss                         -      -            -     -            -          -     (744)           (744)
   Net loss                                         -      -            -     -            -   (100,969)       -        (100,969)
                                              -------   ----      -------  ----     --------   --------   ------        --------
BALANCE, December 29, 1996                     41,796    418            -     -      412,576     25,321    1,358         439,673
   Issuance of stock on options exercised         170      2            -     -        1,055          -        -           1,057
   Other comprehensive loss                         -      -            -     -            -          -   (4,305)         (4,305)
   Net earnings                                     -      -            -     -            -     66,191        -          66,191
                                              -------   ----      -------  ----     --------   --------   ------        --------
BALANCE, December 28, 1997                     41,966    420            -     -      413,631     91,512   (2,947)        502,616
   Issuance of stock on options exercised         338      3            -     -        3,020          -        -           3,023
   Other comprehensive earnings                     -      -            -     -            -          -    3,583           3,583
   Net earnings                                     -      -            -     -            -     69,657        -          69,657
   Distribution of Lakes Gaming, Inc. to
     shareholders                                   -      -            -     -            -   (132,031)    (636)       (132,667)
   Merger and exchange of shares
     with Park Place Entertainment            (42,304)  (423)           -     -          423          -        -               -
                                              -------   ----      -------  ----     --------   --------   ------        --------
BALANCE, December 31, 1998                          -   $  -            -  $  -     $417,074   $ 29,138   $    -        $446,212
                                              -------   ----      -------  ----     --------   --------   ------        --------
                                              -------   ----      -------  ----     --------   --------   ------        --------

       See accompanying notes to consolidated financial statements.

                              GRAND CASINOS, INC.

                     Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, December 28, 1997 and December 29, 1996
                                (In Thousands)
Comprehensive

                                                                                    1998               1997               1996
                                                                            -----------------  -----------------  -----------------
OPERATING ACTIVITIES:
   Earnings (loss) before extraordinary charge                                    $ 71,217           $ 66,191           $(100,969)
   Adjustments to reconcile earnings (loss) before extraordinary charge to net cash provided by operating activities-
         Depreciation and amortization                                              68,408             49,491             45,538
         Loss on sale of securities                                                  4,473                  -                  -
         Stratosphere write-down                                                         -                  -            161,772
         Deferred income taxes                                                       7,049             24,239             (6,775)
         Changes in operating assets and liabilities:
            Current assets                                                         (30,279)            (3,430)            (9,113)
            Accounts payable                                                         9,916             (7,055)             1,281
            Accrued expenses                                                        35,103             (6,676)            26,492
                                                                                ----------         ----------         -----------
               Net cash provided by operating activities                           165,887            122,760            118,226
                                                                                ----------         ----------         -----------

INVESTING ACTIVITIES:
   Payments for property and equipment                                           (205,872)           (162,751)          (308,537)
   Increase in notes receivable                                                    (7,115)             (1,797)                 -
   Proceeds from repayment of notes receivable                                      6,567               7,618             15,981
   Investment in and notes receivable from unconsolidated affiliates                 (807)               (339)           (60,244)
   Sales of securities available for sale                                           4,824               4,045            (12,330)
   Decrease (increase) in cash and cash equivalents--restricted                  (136,745)              5,309             (3,374)
   Increase (decrease) in other long-term assets                                   (3,377)            (13,865)            (8,648)
                                                                                ----------         ----------         -----------

               Net cash used in investing activities                             (342,525)           (161,780)          (377,152)
                                                                                ----------         ----------         -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       135,248             160,088             74,912
   Payments on long-term debt and capital lease obligations                      (100,885)            (23,970)           (14,369)
   Proceeds from issuance of common stock                                           3,023               1,057             15,286
   Debt issuance costs and deferred financing costs                                     -              (6,774)            (4,421)
   Distribution to Lakes Gaming, Inc.                                             (56,774)                  -                  -
                                                                                ----------         ----------         -----------
               Net cash provided by (used in) financing activities                (19,388)            130,401             71,408
                                                                                ----------         ----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (196,026)             91,381           (187,518)

CASH AND CASH EQUIVALENTS, beginning of year                                      238,635             147,254            334,772
                                                                                ----------         ----------         -----------
CASH AND CASH EQUIVALENTS, end of year                                           $ 42,609            $238,635          $ 147,254
                                                                                ----------         ----------         -----------
                                                                                ----------         ----------         -----------


          See accompanying notes to consolidated financial statements.

                            GRAND CASINOS, INC.

               Notes to Consolidated Financial Statements

                 For the Years Ended December 31, 1998,
                December 28, 1997 and December 29, 1996

1.   MERGER AGREEMENT:

On December 31, 1998, Grand Casinos, Inc. (Grand or the Company) separated its Mississippi business and certain other assets and liabilities (which include the Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino
Tunica casino and entertainment properties) from its non-Mississippi business (comprised primarily of the management of Indian-owned casinos, certain property held for possible development in Las Vegas, Nevada, and certain other assets and liabilities) by transferring the above-mentioned assets and liabilities of the non-Mississippi business to its subsidiary, Lakes Gaming, Inc. (Lakes), and distributing the common stock of Lakes to its shareholders (the Distribution). On December 31, 1998, Hilton Hotels Corporation (Hilton) completed a similar separation whereby Hilton transferred its gaming business to its subsidiary, Park Place Entertainment Corporation (Park Place), and distributed the common stock of Park Place to its stockholders. Immediately following the Distribution, Grand was acquired by Park Place by way of a merger (the Merger). Following the Merger, Grand is a wholly owned subsidiary of Park Place. Each Grand shareholder received one share of Lakes stock for every four owned shares of Grand and one share of Park Place stock for every one owned share of Grand.

The consolidated statements of earnings, comprehensive earnings and cash flows include the results of operations from Grand, including the Lakes results of operations as the Distribution and Merger occurred on the last day of the 1998 fiscal year. The 1998 consolidated balance sheet does not include the Lakes balance sheet accounts as the Distribution and Merger occurred immediately prior to the end of fiscal 1998. No purchase accounting entries recorded at the Park Place level have been "pushed down" to Grand.

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Grand Casinos, Inc. and Subsidiaries (the "Company") develop, construct, and manage land-based and dockside casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi (which opened on June 24,
1996). Prior to the Distribution, the Company also managed Indian-owned casinos.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Grand and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Ultimate results could differ from those estimates.

YEAR-END

Effective December 31, 1998, the Company changed its year end to December 31. Prior to this change the Company had a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. Periods presented are for the periods ended December 31, 1998 (1998), December 28, 1997 (1997), and December 29, 1996 (1996).

REVENUES AND EXPENSES

The Company recognizes revenues from its owned and operated casinos in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The estimated costs of providing such complimentaries, which are classified as expenses on the accompanying consolidated statements of earnings, are as follows (in thousands):

ESTIMATED COSTS OF PROVIDING COMPLIMENTARIES (DOLLARS IN THOUSANDS)

                                                 Food &
                                                Beverage       Hotel      Other
                                                --------      -------     ------
            1998                                 $33,039       $5,445     $1,767
            1997                                  31,383        3,623      1,718
            1996                                  22,495        2,430      1,402

Revenue from the management of Indian-owned casino gaming facilities was recognized when earned according to the terms of the management contracts.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and in banks, interest-bearing deposits, and money market funds and other instruments with original maturities of three months or less. Restricted cash and cash equivalents consist primarily of funds restricted for debt defeasance and workers' compensation benefits.

INVENTORIES

Inventories consisting primarily of food and beverage, goods to be sold at retail, and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PREOPENING EXPENSES

Expenses incurred prior to opening of Company-owned facilities are capitalized and amortized to expense using the straight-line method over the six months following the opening of the respective facilities. These costs include direct payroll and other operating costs incurred prior to commencement of operations. Amortization for 1998, 1997 and 1996, includes approximately $2.4 million, $1.3 million and $11.9 million of preopening amortization expense, respectively.

Effective January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires all preopening costs to be expensed as incurred. The effect of adoption was not significant as all previously capitalized preopening expenses have been fully amortized.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred.

Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

            Building and leasehold improvements                    15-40 years
            Furniture and equipment                                 3-15 years
            Land improvements                                         15 years

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related assets' estimated useful lives. Capitalized interest totaled $19.9 million, $12.9 million and $16.1 million during 1998, 1997 and 1996, respectively. The Company periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the net book value of its long-lived assets. If such events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future undiscounted cash flows does not exceed the carrying value of the asset, the Company will recognize an impairment loss.

DEBT ISSUANCE COSTS

The costs of issuing long-term debt, including all underwriting, legal, and accounting fees, have been capitalized and are being amortized over the life of the related indebtedness.

DEFERRED LICENSING COSTS

Costs incurred to obtain licensing rights from an unrelated third party for the Company's Gulfport, Mississippi, casino are being charged to income over 30 years. The 30-year period, which commenced in May 1993, represents the anticipated life of the related license subject to periodic suitability reviews.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company classifies deferred tax liabilities and assets into current and noncurrent amounts based on the classification of the related assets and liabilities.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation. Such reclassifications had no effect on previously reported results of operations or shareholders' equity.

3.   PROPERTY AND EQUIPMENT, NET:

Property and equipment consist of the following (in thousands):

                                                                                  1998            1997
                                                                             -------------   --------------
            Land and improvements                                             $  175,394       $  190,216
            Buildings and improvements                                           684,059          554,871
            Furniture and equipment                                              207,819          171,355
            Construction in progress                                             174,040          129,038
                                                                             -------------   --------------
                                                                               1,241,312        1,045,480

            Less- Accumulated depreciation and amortization                     (155,596)        (104,458)
                                                                             -------------   --------------
                           Property and equipment-net                         $1,085,716       $  941,022
                                                                             -------------   --------------
                                                                             -------------   --------------

4.   INCOME TAXES:

The provision for income taxes consists of the following (in thousands):

                                                                       1998         1997          1996
                                                                    ---------     ---------    ----------
            Current:
               Federal                                               $16,662       $19,278      $21,185
               State                                                   3,500         2,146        3,336
                                                                    ---------     ---------    ----------
                                                                      20,162        21,424       24,521

            Deferred                                                   7,049        19,400       (6,775)
                                                                    ---------     ---------    ----------
                                                                     $27,211       $40,824      $17,746
                                                                    ---------     ---------    ----------
                                                                    ---------     ---------    ----------

A reconciliation of statutory federal income tax rate to the Company's actual rate based on earnings (loss) before income taxes and extraordinary charge for 1998, 1997 and 1996 is summarized as follows:

                                                                           1998      1997       1996
                                                                         ---------  --------  -------
            Statutory federal tax rate                                      35.0%     35.0%    (35.0)%
            State income taxes, net of federal income tax benefit            1.6       1.3      2.5
            Valuation allowance increases (decreases) on Stratosphere
               losses and write-down                                       (17.6)        -      49.8
            Nondeductible Distribution and Merger costs                      4.3         -        -
            Other, net                                                       4.3       1.8      4.0
                                                                         ---------  --------  -------
                                                                            27.6%     38.1%    21.3%
                                                                         ---------  --------  -------
                                                                         ---------  --------  -------

The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                                                    1998         1997
                                                                                  ---------    -------
            Noncurrent deferred taxes:
               Tax depreciation in excess of book depreciation                      60,563      $52,109
               Financial reporting bases in excess of tax reporting bases of
                  acquired land                                                     40,600       40,600
               Capital loss carryforwards                                          (12,000)     (54,000)
               Other temporary differences                                           1,934        4,376
               Valuation allowance                                                  12,000       54,000
                                                                                  ---------    --------
            Net noncurrent deferred tax liability                                  103,097      $97,085
                                                                                  ---------    --------
                                                                                  ---------    --------
            Current deferred taxes:
               Accruals, reserves, and other                                         6,011      $ 9,896
               Other                                                                 1,714        3,503
                                                                                  ---------    --------
            Net current deferred tax asset                                           7,725      $13,399
                                                                                  ---------    --------
                                                                                  ---------    --------

A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectibility of a note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed that deferred tax asset valuation allowance resulting in the recognition of a $17.3 million income tax benefit. Under the terms of its tax sharing agreement with Lakes, any further tax benefits relating to capital losses resulting from the write-off of the investment in Stratosphere will be shared equally by Lakes and Grand up to a benefit of approximately $12 million for each Company. Management determined that the deferred tax asset relative to capital loss carryforwards did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, a $12.0 million valuation allowance was recorded.

5.   LEASES AND CAPITAL LEASE OBLIGATIONS:

The Company has entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The lease for land adjacent to the Company's Grand Casino Gulfport is for the period from July 1, 1997, through June 30, 2002, and contains renewal options totaling 40 years. The Company is required to make annual rental payments of $1.2 million, subject to adjustment as defined, plus 5% of gross annual gaming revenues in excess of $25.0 million and 3% of all nongaming revenues.

The lessor of the Grand Casino Gulfport site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises (as defined).

The lease for land adjacent to the Company's Biloxi Casino has an initial term of 99 years, and the Company is required to make annual rental payments of $2.5 million, subject to adjustment as defined. Percentage rent is also due equal to 5% of gross gaming revenues in excess of $50.0 million per year, plus 10% of net profits from certain other nongaming-related activities.

The Company also entered into a 15-year lease for submerged land adjacent to the Biloxi Casino, with an option to extend the lease for 5 years after the expiration of the initial 15-year term. The lease provides for annual rental payments of $900,000 through 2003 with annual increases thereafter, as defined.

The land lease in connection with the operation of Grand Casino Tunica provides for annual rental payments of $2.5 million, subject to adjustment as defined. The term of the lease is initially for 6 years with nine six-year renewal options, for a total of 60 years.

On May 10, 1996, the Company completed a $120.0 million Capital Lease facility. The five-year facility, with varying interest rates ranging from 1.75% to 2.50% over the LIBOR rate, was being used for the continued development of the Company's Grand Casino Tunica project, located in northern Mississippi, just outside of Memphis, Tennessee. Approximately $90.0 million of the facility was used for furniture, fixtures and equipment for the 340,000 square-foot casino complex. The balance of approximately $30.0 million was used to construct a 600-room hotel at Grand Casino Tunica. On March 31, 1998, the Company repaid all amounts outstanding under the facility. Additionally, concurrent with the transactions noted in Note 1, the facility was cancelled.

In addition to the aforementioned land leases, the Company leases certain other property and equipment under noncancelable operating leases. After giving affect to leases that were assigned to Lakes as a part of the Distribution and excluding contingent rentals, future minimum lease payments, due under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):


            1999                                                  $  8,625
            2000                                                     7,854
            2001                                                     7,617
            2002                                                     7,681
            2003                                                     7,681
            Thereafter                                             392,114
                                                                  --------
            Total minimum lease payments                          $431,572
                                                                  --------
                                                                  --------


Rent expense, under noncancelable operating leases, exclusive of real estate taxes, insurance and maintenance expense for 1998, 1997 and 1996 was approximately $24.1 million, $19.8 million and $19.0 million, respectively. Percentage rental expense for 1998, 1997 and 1996 was approximately $12.4 million, $14.6 million and $12.8 million, respectively.

6.   LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):


                                                                                  1998          1997
                                                                               ---------     ---------
            First Mortgage Notes due December 1, 2003                           $450,000      $450,000
            Note Payable to Park Place, interest at 10%,
               due January 2009                                                  135,200             -
            Senior Unsecured Notes due October 16, 2004                          115,000       115,000
            Other                                                                    507         4,943
                                                                               ---------     ---------
                                                                                 700,707       569,943
            Less- Current installments                                               (55)       (3,509)
                                                                               ---------     ---------
            Long-term debt--less current installments                           $700,652      $566,434
                                                                               ---------     ---------
                                                                               ---------     ---------

The 10.125% First Mortgage Notes are secured by substantially all the assets of Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica included in Phase 1 development (as defined in the loan documents). The First Mortgage Notes require semiannual payments of interest only on June 1 and December 1 of each year, which commenced on June 1, 1996, until December 1, 2003, at which time the entire principal plus accrued interest is due and payable. The First Mortgage Notes may be redeemed at the Company's option, in whole or in part, at anytime on or after December 1, 1999, at a premium, declining ratably thereafter to par value on December 1, 2002.

In connection with the Merger, Park Place made a tender offer for the First Mortgage Notes and purchased approximately $444.5 million of the outstanding First Mortgage Notes, which were subsequently cancelled. In January 1999, the Company completed a covenant defeasance for approximately $5.5 million of remaining outstanding First Mortgage Notes by placing into trust all future payments of principal, interest and premium on the First Mortgage Notes to the first optional redemption date on December 1, 1999. As a result of the defeasance, the Company is no longer required to comply with substantially all of the restrictive covenants and security provisions of the indenture.

On October 14, 1997, the Company sold $115.0 million aggregate principal amount of 9.0%, seven-year, Senior Unsecured Notes due 2004 (Senior Notes), realizing net cash proceeds of approximately $111.8 million after underwriting and other related offering costs. On December 31, 1998, Grand completed a covenant defeasance for the Senior Notes by placing into trust approximately $135 million representing all future payments of principal, interest and approximately $5.2 million of early redemption premium. Amounts paid by Grand were received from Park Place in the form of a Note Payable due 2009. The Senior Notes were redeemed on February 1, 1999.

The terms of the Company's long-term debt contain covenants relating to certain business, operational, and financing matters including, but not limited to, maintenance of certain financial ratios and limitations on additional debt, dividends, stock repurchases, disposition of assets, mergers, restricted payments (as defined) and similar transactions. The Company was in compliance with all such covenants as of December 31, 1998.

The future aggregate annual maturities of long-term debt at December 31, 1998 are as follows (in thousands):


            1999                                       $     55
            2000                                             60
            2001                                             66
            2002                                             71
            2003                                        450,078
            Thereafter                                  250,377
                                                       --------
                                                       $700,707
                                                       --------
                                                       --------

7.   STOCK OPTIONS:

STOCK OPTION AND COMPENSATION PLAN

The Company has a Stock Option and Compensation Plan and a Director Stock Option Plan whereby incentive and nonqualified stock options and other awards to acquire up to an aggregate of 6,451,500 shares of the Company's common stock may be granted to officers, directors, and employees. Information with respect to the stock option plans is summarized as follows:


                                                                        Number of Common Shares
                                                             ---------------------------------------------
                                                                                             Option Price
                                                                Options         Available      Range Per
                                                              Outstanding       for Grant        Share
                                                             -------------     -----------   -------------
Balance at December 31, 1995                                   2,617,678          635,465    $(3.03-28.63)
   Additional shares authorized                                        -        2,775,000               -
   Granted                                                     1,997,522       (1,997,522)   (14.75-32.13)
   Canceled                                                       (9,096)           9,096     (8.08-10.42)
   Exercised                                                    (411,827)               -     (3.03-15.10)
                                                             -------------     -----------   -------------
Balance at December 29, 1996                                   4,194,277        1,422,039     (3.03-32.13)
   Granted                                                     1,431,050       (1,431,050)    (9.25-15.63)
   Canceled                                                     (483,980)         483,980     (8.08-32.13)
   Exercised                                                    (170,421)               -     (3.03-11.00)
                                                             -------------     -----------   -------------
Balance at December 28, 1997                                   4,970,926          474,969    $(3.03-32.13)
   Granted                                                        46,500          (46,500)    (8.69-17.19)
   Canceled                                                     (698,200)         698,200     (8.08-15.06)
   Exercised                                                    (338,102)               -     (3.03-11.00)
                                                             -------------     -----------   -------------
Exercisable at December 31, 1998                               3,981,124        1,126,669    $(3.03-32.13)
                                                             ------------      -----------   -------------
                                                             ------------      -----------

As a result of the Distribution and Merger, the outstanding stock options became options to purchase common stock of both Park Place and Lakes. The exercise prices of the options were adjusted to preserve their intrinsic value, based on the estimated fair market value of each respective company based on the trading prices of the new company stocks.

8.   EMPLOYEE RETIREMENT PLAN:

The Company has a section 401(k) employee savings plan for all full-time employees. The Company's employees are not part of a bargaining unit and, as such, all employees who are eligible can participate. The savings plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more funds available. The Company matches employee contributions up to a maximum of 1% of participating employees' gross wages. Company contributions are vested over a period of five years. The 401(k) plan commenced on September 1, 1995.

As a part of the Merger, all Grand employees who continued on with Park Place transferred their 401(k) balances into a Park Place 401(k) Plan.

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                   1998                 1997              1996
                                                                                 --------            --------          ---------
   Cash paid (refunded) during the year for-
      Interest (net of capitalized interest of $19,914, $12,930, and $16,065,
        in fiscal years 1998, 1997, and 1996, respectively)                      $ 58,558            $ 55,446          $  31,310
      Income taxes                                                                 (2,580)             27,627             17,042

   Noncash activities
      Assets and liabilities distributed to Lakes
         Accounts receivable                                                     $ 15,217            $      -          $       -
         Other current assets                                                       8,126                   -                  -
         Notes receivable                                                          33,679                   -                  -
         Land held for development                                                 26,647                   -                  -
         Other assets                                                              20,290                   -                  -
         Accounts payable and accruals                                             25,990                   -                  -
         Other liabilities                                                          3,708                   -                  -

10.  COMMITMENTS AND CONTINGENCIES:

STRATOSPHERE CORPORATION

The Company previously owned approximately 37% of the common stock issued by Stratosphere Corporation (Stratosphere). Stratosphere and its wholly owned operating subsidiary developed and operate the Stratosphere Tower, Hotel and Casino in Las Vegas, Nevada. In 1996, the Company recorded a $161.8 million charge related to the write-off of its investment in and certain notes receivable from Stratosphere. In January 1997, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

On November 7, 1997, Stratosphere filed its Second Amended Plan, which was approved by the Bankruptcy Court and declared effective on October 14, 1998. Pursuant to the Second Amended Plan, Stratosphere common stock that was outstanding prior to the effective date of the Second Amended Plan was cancelled.

In March 1995, in connection with Stratosphere's issuance of its First Mortgage Notes, the Company entered into a Standby Equity Commitment Agreement (the Standby Equity Commitment) between Stratosphere and the Company. The Company agreed in the Standby Equity Commitment, subject to the terms and conditions stated in the Standby Equity Commitment, to purchase up to $20.0 million of additional equity in Stratosphere during each of the first three years Stratosphere is operating (as defined in the Standby Equity Commitment) to the extent Stratosphere's consolidated cash flow (as defined in the Standby Equity Commitment) during each of such years does not exceed $50.0 million.

The enforceability of the Standby Equity Commitment is the subject of litigation to which the Company is a party in (i) the Stratosphere bankruptcy case (as a result of a motion brought by the Official Committee), and (ii) the U. S. District Court for the District of Nevada (as a result of an action brought by the Trustee). On February 19, 1998, the Bankruptcy Court ruled that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law. The Official Committee has stated that it intends to appeal the Bankruptcy Court's decision.

The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. Grand has not been served with any such litigation.

STRATOSPHERE SECURITIES LITIGATION

The Company and certain persons who have been indemnified by the Company (including certain former and current Company officers and directors) are defendants in legal actions pending in the state court and in the federal court in Nevada. These actions arise out of the Company's involvement in the Stratosphere Tower, Casino and Hotel project (the Stratosphere Project) in Las Vegas, Nevada.

The plaintiffs in the actions who are current and/or former Stratosphere Corporation shareholders seek to pursue the actions as class actions, and make various claims against the Company and the Company-related defendants, including securities fraud. In September 1997, the Company and the Company-related defendants submitted a motion to dismiss the federal action. In April 1998, this motion was granted, in part, and denied, in part. The plaintiffs are pursuing the claims that survived the motion to dismiss. Grand and Grand-related defendants have also submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. The plaintiffs are engaged in discovery related to the issues raised by the summary judgment motion. The court will not decide the motion until after such discovery is completed and the parties have submitted their respective arguments. The state court action has been stayed pending resolution of the federal court action.

The Company intends to vigorously defend itself and the other Company-related defendants against the claims made in both the state and the federal action.

GRAND SECURITIES LITIGATION

The Company and certain of the Company's current and former officers and directors are defendants in a legal action pending in the federal court in Minnesota. This action arises out of the Company's involvement in the Stratosphere Project.

The plaintiffs in the action who are current and/or former Company shareholders seek to pursue the action as a class action, and make various claims against the Company and the other defendants, including securities fraud. The Company and the Company-related defendants submitted a motion to dismiss the plaintiffs' claims. In December 1997, that motion was granted, in part, and denied, in part. Grand and Grand-related defendants have also submitted a motion for summary judgment. Currently, the plaintiffs, the Company and the other defendants are engaged in discovery in the action. On March 10, 1999, plaintiffs were granted leave to amend their complaint to include Park Place and Lakes.

The Company intends to vigorously defend itself and the other defendants against the claims that survived the Company's motion to dismiss.

DERIVATIVE ACTION

Certain of the Company's current and former officers and directors are defendants in a legal action pending in the state court of Minnesota. This action arises out of the Company's involvement in Stratosphere.

The plaintiffs in the action who are current and/or former Company shareholders seek to pursue the action against the defendants on behalf of the Company, and make various claims that the defendants failed to fulfill claimed duties to the Company. The Company is providing the defense for the defendants pursuant to the Company's indemnification obligations to the defendants.

The Company's board of directors appointed an independent special litigation committee under Minnesota law to evaluate whether the Company should pursue the claims made by the plaintiffs. That committee has completed its evaluation and has recommended to the court that the plaintiffs' claims not be pursued.

In May 1998, the court granted a motion for summary judgment submitted by Grand, thereby dismissing the plaintiffs' claims. On March 9, 1999, the court of appeals affirmed the summary judgment. It is uncertain whether the plaintiffs will seek further review.

TULALIP TRIBES LITIGATION

In 1995, Grand entered into discussion with Seven Arrows LLC (Seven Arrows) regarding possible participation by Grand in a proposed casino resort development on land in the state of Washington held in trust by the United States for the Tulalip Tribes. Grand and Seven Arrows entered into a letter of intent providing for the negotiation of a revision to the Seven Arrows limited liability company agreement by which Grand (or a subsidiary of Grand) would become a member of Seven Arrows. Those negotiations were not completed, and no revision to the limited liability company agreement was signed.

During the negotiations, Grand entered into an agreement (the Advance Agreement) with Seven Arrows and the Tulalip Tribes which provided for the loan by Grand and Seven Arrows of certain amounts to the Tulalip Tribes upon the satisfaction of certain conditions. Grand contends that those conditions were never satisfied. Neither Grand nor Seven Arrows advanced any amount under the Advance Agreement.

Seven Arrows, the Tulalip Tribes and Grand are currently parties to litigation in the U.S. District Court in Washington with respect to a lease and sublease between the Tulalip tribes and Seven Arrows for the land on which the casino was proposed and the Advance Agreement. Among other things, Seven Arrows seeks damages from the Tulalip Tribes for lost profits of up to $15 million and for recovery of sums paid to the Tulalip Tribes between $2 million and $3 million in its second amended complaint. Grand is not a party to the second amended complaint.

The Tulalip Tribes filed a complaint against Grand on September 30, 1998. The complaint against Grand contains several counts including (i) a request for judgment declaring that the Tulalip Tribe's termination of the agreements was effective and quieting title in the land; (ii) a claim that Grand is liable on the lease, sublease and Advance Agreement; (iii) a claim for negligent misrepresentation; (iv) a claim that Grand stands as warrantor and surety of Seven Arrow's obligations; and (v) a claim for estoppel. Each claim for damages seeks the sum of $856,000 for out-of-pocket expenses and for "lost profit damages" in an amount to be proved at trial.

Grand does not oppose the Tulalip Tribe's effort to quiet title to its land. Grand denies that it is factually or legally liable for the obligations or liabilities of Seven Arrows under the lease and sublease. Grand contends that it did not breach the Advance Agreement. Grand denies that it is liable for negligent misrepresentation.

Seven Arrows has, on previous occasions, threatened unpleaded claims against Grand. Grand does not know the nature or extent of any such additional claims and has not received any pleading in any action stating such a claim. However, Grand expects to receive a claim by Seven Arrows in the near future. Such a claim, if made, could be material.

Grand's liability for damages to all parties in the aggregate cannot exceed $15 million under the partial settlement agreement. Discovery has commenced, but no trial date has been set.

STRATOSPHERE PREFERENCE ACTION

In April 1998, Stratosphere served on Grand and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand (Grand Media), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and to Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery remains in process.

SLOT MACHINE LITIGATION

Certain parties have commenced an action in the U.S. District Court for the District of Nevada in which various parties (including Grand) alleged to operate casinos or be slot machine manufacturers were named as defendants.

The action includes claims under the federal Racketeering-Influenced and Corrupt Organizations Act and under state law, and seeks compensatory and punitive damages. The plaintiffs claim that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play.

In March 1997, various defendants (including Grand) filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs. In December 1997, the court denied all of the motions submitted by the defendants and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint has been filed. Grand has filed its answer to the new complaint. The plaintiffs have filed a motion seeking an order certifying the action as a class action. Grand and certain of the defendants have opposed the motion. The court has not ruled on the motion.

OTHER LITIGATION

The Company is involved in various other inquiries, administrative proceedings and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcomes of these matters are not likely to have a material adverse effect upon the Company's consolidated financial position or its results of operations.

INDEMNIFICATION AGREEMENT

As a part of the Merger and Distribution, Lakes agreed to indemnify Grand against all costs, expenses and liabilities incurred or suffered by the Company and certain of subsidiaries and their respective current and former directors and officers in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties, in addition to various commitments and contingencies related to, or arising out of, Grand's Non-Mississippi business and assets, including tribal loan guarantees, real property lease guarantees for Lakes' subisidiaries and director and executive officer indemnity obligations. Lake's indemnification obligations include the obligation to provide the defense of all claims made in such proceedings against Grand and to pay all related settlements and judgments.

As security to support Lakes' indemnification obligations to Grand under each of the Grand Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to irrevocably deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million at the end of each year during the four-year period subsequent to December 31, 1998.

11.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Year ended December 31, 1998 (in thousands):

                                                             First      Second     Third       Fourth
                                                            Quarter    Quarter    Quarter     Quarter
                                                            -------    -------    -------     --------
Net revenues                                                $166,464   $162,286   $182,184    $176,837
Earnings from operations                                      36,120     37,223     40,971      26,444
Net earnings                                                  17,439     17,180     32,914       2,124

Year ended December 28, 1997 (in thousands):

                                                                 First         Second        Third           Fourth
                                                                Quarter       Quarter       Quarter         Quarter
                                                                -------       -------       -------        ---------

Net revenues                                                     $142,170       $150,837      $167,580      $146,834
Earnings from operations                                           30,863         38,956        44,618        26,479
Net earnings                                                       14,581         18,316        22,164        11,130

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (c).

ITEM 11.   EXECUTIVE COMPENSATION.

     OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (c).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (c).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (c).

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)(1) Consolidated Financial Statements:


                                     GRAND CASINOS, INC.
                                INDEX TO FINANCIAL STATEMENTS                  PAGE
                                                                               ----
Report of Independent Public Accountants                                         27

GRAND CASINOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets as of December 31, 1998 and December 28, 1997        28

Consolidated Statements of Earnings for the fiscal years ended December 31,
1998, December 28, 1997 and December 29, 1996                                    29

Consolidated Comprehensive Statements of Earnings for the fiscal years ended
December 31, 1998, December 28, 1997 and December 29, 1996                       30

Consolidated Statements of Shareholders' Equity for the fiscal years ended
December 31, 1998, December 28, 1997 and December 29, 1996                       31

Consolidated Statements of Cash Flows for the fiscal years ended
December 31, 1998, December 28, 1997 and December 29, 1996                       32

Notes to Consolidated Financial Statements                                       33

---------
(a) (2)    None.

(a)(3)     Exhibits.

EXHIBITS   DESCRIPTION
--------   ---------------------------------------------------------------------
2.1        Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place Entertainment
           Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc. and
           Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended June 30, 1998 of Hilton
           Hotels Corporation).

3.1        Second Amended and Restated Articles of Incorporation of the
           Company. (Incorporated herein by reference to Exhibit 3A to the Company's Registration Statement on Form S-1, as amended, File No.
           33-42281.)


3.2        First Amended and Restated Bylaws of Grand Casinos, Inc.
           (Incorporated herein by reference to Exhibit 3B to the Company's
           Registration Statement on Form S-1, as amended, File No. 33-42281.)

4.1        Indenture dated as of November 30, 1995 by and among Grand
           Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of
           Mississippi, Inc.-Gulfport, Grand Casinos of Mississippi, Inc. -
           Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi South Hotel
           Corporation, GCI Biloxi Hotel Acquisition Corporation, GCI
           Gulfport South Hotel Corporation, GCI Gulfport Hotel Acquisition
           Corporation, Mille Lacs Gaming Corporation, Grand Casinos of
           Louisiana, Inc. - Tunica-Biloxi, Grand Casinos of Louisiana, Inc.
           - Coushatta, GCA Acquisition Subsidiary, Inc., BL Development
           Corp. and American Bank National Association. (Incorporated herein by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.2 First Amendment to Indenture dated as of May 10, 1996 by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand Casinos of
           Mississippi, Inc.-Gulfport, Grand Casinos of Mississippi, Inc. -
           Biloxi, Grand Casinos Biloxi Theater, Inc., GCI Biloxi South Hotel
           Corporation, GCI Biloxi Hotel Acquisition Corporation, GCI Gulfport
           South Hotel Corporation, GCI Gulfport Hotel Acquisition Corporation,
           Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc. -
           Tunica-Biloxi, Grand Casinos of Louisiana, Inc. - Coushatta, GCA
           Acquisition Subsidiary, Inc., BL Development Corp. and American Bank
           National Association..  (Incorporated herein by reference to Exhibit
           4.2 to the Company's Report on Form 10-K for the fiscal year ended
           December 29, 1996.)

4.3 Second Amendment to Indenture dated as of September 16, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand
           Casinos of Mississippi, Inc.-Gulfport, Grand Casinos of Mississippi,
           Inc.-Biloxi, Grand Casinos Biloxi Theater, Inc., Mille Lacs Gaming
           Corporation, Grand Casinos of Louisiana, Inc.--Tunica-Biloxi, Grand
           Casinos of Louisiana, Inc.-Coushatta, GCA Acquisition Subsidiary,
           Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts I, Inc.,
           Grand Casinos Nevada I, Inc. and Firstar Bank of Minnesota, N.A.
           (Incorporated herein by reference to Exhibit 4.3 to the Company's
           Report on Form 10-K for the fiscal year ended December 28, 1997.)

4.4 Third Amendment to Indenture dated as of September 25, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand
           Casinos of Mississippi, Inc.-Gulfport, Grand Casinos of Mississippi,
           Inc.-Biloxi, Grand Casinos Biloxi Theater, Inc., Mille Lacs Gaming
           Corporation, Grand Casinos of Louisiana, Inc.--Tunica-Biloxi, Grand
           Casinos of Louisiana, Inc.-Coushatta, GCA Acquisition Subsidiary,
           Inc., BL Development Corp., BL Resorts I, Inc., GCG Resorts I, Inc.,
           Grand Casinos Nevada I, Inc., BL Resorts I, LLC, GCG Resorts I, LLC and Firstar Bank of Minnesota, N.A. (Incorporated herein by reference to Exhibit 4.4 to the Company's Report on Form 10-K for the fiscal year ended December 28, 1997.)

4.5 Fourth Amendment to Indenture dated as of November 24, 1998, by and among Grand Casinos, Inc., a Minnesota Corporation (The "Issuer"),
           Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc. -
           Gulfport, Grand Casinos of Mississippi, Inc. - Biloxi, Grand Casinos
           Biloxi Theater, Inc., Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc.-- Tunica- Biloxi, Grand Casinos of Louisiana,
           Inc.- Coushatta,


           GCA Acquisition Subsidiary, Inc., BL Development Corp.,  Grand
           Casinos Nevada I, Inc., BL Resorts I, LLC, and GCG Resorts I, LLC,
           (collectively, the "Guarantors"), Grand Casinos Pechanga, Inc.,
           Grand Casinos Washington, Inc. and Grand Media & Electronics
           Distributing, Inc. (collectively, the "New Guarantors") and
           Firstar Bank of Minnesota, N.A., a National Association, as
           Trustee (The "Trustee").

4.6 Fifth Supplemental Indenture dated as of November 24, 1998 made by and among Grand, the Guarantors, as defined in the Indenture, and Firstar Bank of Minnesota, N.A., as Trustee.

4.7 Sixth Supplemental Indenture dated as of December 21, 1998, by and among Grand Casinos, Inc., a Minnesota Corporation (The "Issuer"),
           Grand Casinos Resorts, Inc., Grand Casinos of Mississippi, Inc. -
           Gulfport, Grand Casinos of Mississippi, Inc. - Biloxi, Grand Casinos
           Biloxi Theater, Inc., Mille Lacs Gaming Corporation, Grand Casinos of Louisiana, Inc.-- Tunica- Biloxi, Grand Casinos of Louisiana,
           Inc.- Coushatta, GCA Acquisition Subsidiary, Inc., BL Development
           Corp.,  Grand Casinos Nevada I, Inc., BL Resorts I, LLC, and GCG
           Resorts I, LLC, Grand Casinos Pechanga, Inc., Grand Casinos
           Washington, Inc. and Grand Media & Electronics Distributing, Inc.
           (collectively, the "Guarantors") Grand Casinos of Mississippi, LLC -
           Gulfport (the "New Guarantor") and Firstar Bank of Minnesota, N.A., a National Association, as Trustee (The "Trustee").

10.1       Amended and Restated Management & Construction Agreement, Loan
           Agreement, Promissory Note, and Security Agreement between the
           Tunica-Biloxi Tribe of Louisiana and Grand Casinos of Louisiana,
           Inc. -- Tunica-Biloxi, dated November 1, 1991. (Incorporated herein by reference to Exhibit 10BB to Grand's Registration Statement on Form S-1, as amended, File No. 33-46798.)

10.2       Amended and Restated Management & Construction Agreement, Loan
           Agreement, Promissory Note, and Security Agreement between the
           Coushatta Tribe of Louisiana and Grand Casinos of Louisiana, Inc. --
           Coushatta, dated February 25, 1992. (Incorporated herein by reference to Exhibit 10CC to Grand's Registration Statement on Form
           S-1, as amended, File No. 33-42281.)

10.3       Agreement among Grand, Bob Stupak, Bob Stupak Enterprises, Inc. and
           Grand Casinos Resorts, Inc. dated November 15, 1993 and First and
           Second Amendments thereto dated December 22, 1993 and January 25,
           1994. (Incorporated herein by reference to Exhibit 10.46 to Grand's
           Report on Form 10-K for the fiscal year ended January 1, 1995 (File
           No. 0-19565).)

10.4       Lease Agreement between the Mississippi Department of Economic and
           Community Development and the Mississippi State Port Authority at
           Gulfport, as lessor, and Grand Casinos, Inc., as lessee, dated as of May 20, 1992. (Incorporated herein by reference to Exhibit 10VV to the Company's Report on Form 10-K for the fiscal year ended August
           2, 1992 (File No. 0-19565).)

10.5 Ground Lease between Mavar, Inc., a Mississippi corporation, as lessor and Grand Casinos of Mississippi, Inc., a Minnesota corporation, as lessee, dated as of June 23, 1992. (Incorporated herein by reference to Exhibit 10XX to the Company's Report on Form
           10-K for the fiscal year ended August 2, 1992 (File No. 0-19565).)


10.6 Fifth Lease Amendment between the State of Mississippi through its duly authorized agencies. The Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Grand Casinos of Mississippi, Inc., dated July 8,
           1996. (Incorporated herein by reference to Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended December 29, 1996.)

10.7       First Amendment to Ground Lease with Mavar, Inc. and Grand Casinos,
           Inc., dated November 9, 1992. (Incorporated herein by reference to Exhibit 10MMM to the Company's Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565).)

10.8       Application for Standard Lease of Public Trust Tidelands, dated
           December 7, 1992. (Incorporated herein by reference to Exhibit 10NNN to the Company's Report on Form 10-Q for the quarter ended November 1
           1992 (File No. 0-19565).)

10.9 Second Lease Amendment with consent to Assignment between the State of Mississippi and Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565).)

10.10 Second Amendment to Lease Agreement dated as of February 1, 1993 between Mavar, Inc. and Grand Casinos of Mississippi, Inc. -
           Biloxi. (Incorporated herein by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended January 31,
           1993 (File No. 0-19565).)

10.11 Public Trust Tidelands lease dated January 28, 1993 by and between the Secretary of State of the State of Mississippi, on behalf of the State of Mississippi, and Grand Casinos of Mississippi, Inc.
           -- Biloxi. (Incorporated herein by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended January
           31, 1993 (File No. 0-19565).)

10.12      Agreement among the Company, Bob Stupak, Bob Stupak Enterprises,
           Inc. and Grand Casinos Resorts, Inc. dated November 15, 1993 and
           First and Second Amendments thereto dated December 22, 1993 and
           January 25, 1994. (Incorporated herein by reference to Exhibit
           10.46 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)

10.13      Letter Agreement dated as of June 1, 1994 between Stratosphere
           Corporation, Grand Casinos, Inc., Grand Casinos Resorts, Inc., Bob
           Stupak Enterprises, Inc. and Bob Stupak. (Incorporated herein by reference to Exhibit 10.80 to the Company's Report on Form 10-Q for the quarter ended July 3, 1994 (File No. 0-19565).)

10.14 Amendment to June 1, 1994 Letter Agreement dated November 16, 1994 between Stratosphere Corporation, Grand Casinos Resorts, Inc.,
           Grand Casinos, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak.
           (Incorporated herein by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)


10.15 Management and Development Agreement dated July 1, 1994, by and between Stratosphere Corporation and Grand Casinos, Inc.
           (Incorporated herein by reference to Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)

10.16 Memorandum of Agreement dated as of February 16, 1995 by and among Stratosphere Corporation and Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No.
           0-19565).)

10.17      Standby Equity Commitment dated March 9, 1995 by and between Grand
           Casinos, Inc. and Stratosphere Corporation. (Incorporated herein by reference to Exhibit 10.51 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)

10.18      Notes Completion Guarantee dated March 9, 1995 by and between
           Grand Casinos, Inc. and American Bank National Association.
           (Incorporated herein by reference to Exhibit 10.52 to the Company's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)

10.19 Completion Guarantor Subordination Agreement dated March 9, 1995 between Grand Casinos, Inc. and American Bank National
           Association. (Incorporated herein by reference to Exhibit 10.53 to the Company's Report on Form 10-K for the fiscal year ended
           January 1, 1995 (File No. 0-19565).)

10.20      First Amendment to Port Authority Ground Lease dated as of
           December 14, 1992, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at
           Gulfport, and Grand Casinos, Inc. (Incorporated herein by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.21      Third Amendment to Port Authority Ground Lease dated as of
           February 9, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at
           Gulfport, and Grand Casinos of Mississippi, Inc. - Gulfport.
           (Incorporated herein by reference to Exhibit 10.32 to the Company's Report on Form 10-K for the fiscal year ended December
           31, 1995)

10.22      Fourth Amendment to Port Authority Ground Lease dated as of June
           3, 1994, between the Mississippi Department of Economic and
           Community Development, the Mississippi State Port Authority at
           Gulfport, and Grand Casinos of Mississippi, Inc. - Gulfport.
           (Incorporated herein by reference to Exhibit 10.33 to the Company's Report on Form 10-K for the fiscal year ended December
           31, 1995)

10.23      Fifth Amendment to Port Authority Ground Lease dated as of
           November 30, 1995, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at
           Gulfport, and Grand Casinos of Mississippi, Inc. ? Gulfport.
           (Incorporated herein by reference to Exhibit 10.34 to the Company's Report on Form 10-K for the fiscal year ended December
           31, 1995)


10.24      Ground Sublease Agreement between Grand Casinos of Mississippi,
           Inc. -- Gulfport and CHC/GCI Gulfport Limited Partnership dated as of April 1, 1994. (Incorporated herein by reference to Exhibit
           10.35 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.25      First Amendment to Ground Sublease Agreement dated as February 3,
           1995 by and between Grand Casinos of Mississippi, Inc. - Gulfport and CHC/GCI Gulfport Limited Partnership. (Incorporated herein by reference to Exhibit 10.36 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.26      Ground Sublease Agreement between Grand Casinos of Mississippi,
           Inc. - Biloxi and CHC/GCI Gulfport Limited Partnership dated as of
           September 1, 1994. (Incorporated herein by reference to Exhibit
           10.37 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.27      First Amendment to Ground Sublease Agreement dated as of February
           3, 1995 by and between Grand Casinos of Mississippi, Inc. -Biloxi and CHC/GCI Biloxi Limited Partnership. (Incorporated herein by reference to Exhibit 10.38 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.28 Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi Limited
           Partnership. (Incorporated herein by reference to Exhibit 10.39 to the Company's Report on Form 10-K for the fiscal year ended
           December 31, 1995)

10.29      First Amendment to Public Trust Tidelands Lease dated as of
           November 30, 1995 by and between the State of Mississippi and Grand Casinos Biloxi Theater, Inc. (Incorporated herein by reference to Exhibit 10.40 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.30 Memorandum of Lease dated as of January 20, 1995 by and between the Board of Levy Commissioners for the Yazoo-Mississippi Delta and BL Development Corp. (Incorporated herein by reference to Exhibit 10.41 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.31 First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi
           Delta and BL Development Corp. (Incorporated herein by reference to Exhibit 10.42 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.32 Funding Agreement dated as of September 27, 1996 by and among Grand Casinos, Inc. and Stratosphere Corporation (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996)

10.33      Letter Agreement dated as of September 27, 1996 by and among Grand
           Casinos, Inc., Stratosphere Corporation and Stratosphere Gaming
           Corp. (Incorporated herein by reference to Exhibit 10.2 to the
           Company's Report on Form 10-Q for the quarter ended September 30,
           1996)


10.34      Restructuring Agreement Regarding Pre-Negotiated Plan of
           Reorganization by and among Stratosphere Corporation, Stratosphere
           Gaming Corp. and Grand Casinos, Inc. and Member of AD Hoc
           Committee of holders of $203,000,000 of 14-1/4 % First Mortgage
           Notes Due 2002. (Incorporated herein by reference to Exhibit 99.2 to Stratosphere Corporation's Form 8-K dated January 6, 1997)

10.35      Lease Agreement, dated as of June 17, 1996, by and between Brooks
           Family Trust and Nevada Brooks Cook as Landlord and Cloobeck
           Enterprises and Grand Casinos Nevada I, Inc. as Tenants.
           (Incorporated herein by reference to Exhibit 10.76 to Grand's
           Report on Form 10-K for the fiscal year ended December 28, 1997.)

10.36 First Amendment to Ground Lease, dated November 25, 1997, by and between MacGregor Income Properties West I, Inc. and Grand Casinos
           Nevada I, Inc. (Incorporated herein by reference to Exhibit 10.77 to Grand's Report on Form 10-K for the fiscal year ended December
           28, 1997.)

10.37      Ground Lease, dated July 31, 1996, by and between MacGregor Income
           Properties West I, Inc. and Cloobeck Enterprises. (Incorporated herein by reference to Exhibit 10.78 to Grand's Report on Form
           10-K or the fiscal year ended December 28, 1997.)

10.38 Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman. (Incorporated herein by reference to Exhibit 10.79 to Grand's Report on Form 10-K for the fiscal year ended December 28, 1997.)

10.39      Carlson Center Office Lease by and between Carlson Real Estate
           Company, a Minnesota Limited Partnership, as Landlord and Grand
           Casinos, Inc. as Tenant, dated February 1, 1996, as Amended by that First Amendment to Lease dated August 23, 1996. (Incorporated herein by reference to Exhibit 10.32 to the Lakes Form 10.)

10.40      Distribution Agreement by and between Grand Casinos, Inc. and
           Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 99.13 to the Park Place Form 8-K dated January 8, 1999.)

10.41      Employee Benefits and Other Employment Matters Allocation
           Agreement by and between Grand Casinos, Inc. and Lakes Gaming,
           Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes' Form 8-K dated January 8,
           1999.)

10.42      Intellectual Property License Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31,
           1998.  (Incorporated herein by reference to Exhibit 10.5 to Lakes'
           Form 8-K dated January 8, 1999.)

10.43      Tax Allocation And Indemnity Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31,
           1998.  (Incorporated herein by reference to Exhibit 10.3 to Lakes'
           Form 8-K dated January 8, 1999.)

10.44      Tax Escrow Agreement by and among Grand Casinos, Inc., Lakes
           Gaming, Inc., and First Union National bank as Escrow Agent, dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Form 8-K dated January 8, 1999.)


10.45      Insurance Receivable Agreement by and between Grand Casinos, Inc.
           and Lakes Gaming, Inc., dated as of December 31, 1998.
           (Incorporated herein by reference to Exhibit 10.6 to Lakes' Form
           8-K dated January 8, 1999.)

10.46 Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and First Union
           National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 the Lakes' Form 10-K for the fiscal year ended
           January 3, 1999, dated March 26, 1999.)

10.47 Pledge and Security Agreement dated as of December 31, 1998 entered in to by and among Lake Gaming, Inc., as Debtor and First
           Union National Bank ( the "Trustee") pursuant to the Trust
           Agreement executed in favor of Grand Casinos, Inc. (the "Secured
           Party"). (Incorporated herein by reference to Exhibit 10.8 to the Lakes' Form 10-K for the fiscal year ended January 3, 1999, dated
           March 26, 1999.)

10.48      Carlson Center Office Lease by and between Carlson Real Estate
           Company, a Minnesota Limited Partnership, as Landlord and Grand
           Casinos, Inc. as Tenant, dated February 1, 1996, as Amended by that First Amendment to Lease dated August 23, 1996. (Incorporated herein by reference to Exhibit 10.32 to the Lakes' Form 10
           Registration Statement as filed with the Securities and Exchange
           Commission on October 23, 1998 (the "Lakes Form 10").)

10.49 Sublease Agreement entered into effective as of the 30th day of December 1998, between Grand ("Sublessor") and Lakes
           ("Sublessee"). (Incorporated herein by reference to Exhibit 10.29 to the Lakes' Form 10-K for the fiscal year ended January 3, 1999, dated March 26, 1999.)

10.50 Second Amendment to Lease effective as of March 4, 1999 by and between the Board of Levee Commissioners for the Yazoo-Mississippi
           Delta ("Lessor") and BL Development Corp., a Minnesota corporation
           ("Lessee").

10.51 Third Amendment to Ground Lease ("Third Amendment") entered into as of the 31st day of July 1998 by and between Mavar, Inc., a Mississippi corporation ("Landlord") and Grand Casinos of
           Mississippi, Inc. - Biloxi, a Minnesota corporation ("Tenant").

10.52      Eight Lease Amendment entered into as of the 14th day of December
           1998 between the State of Mississippi appearing by and through its duly authorized agencies, the Mississippi Dept. of Economic and Community Development and the Mississippi State Port Authority at
           Gulfport ("Lessor") and Grand Casinos of Mississippi, Inc. -
           Gulfport ("Lessee").

21         Subsidiaries of the Company. OMITTED PURSUANT TO GENERAL
           INSTRUCTION I(2)(b) TO FORM 10-K.

27         Financial Data Schedule.

(b)   REPORTS ON FORM 8-K.

      (i)    A Form 8-K, Item 5.  Other Events was filed on October 20, 1998.
      (ii)   A Form 8-K, Item 5.  Other Events was filed on November 10, 1998.
      (iii)  A Form 8-K, Item 5.  Other Events was filed on November 25, 1998.
      (iv)   A Form 8-K, Item 5.  Other Events was filed on December 9, 1998.


(c)   See Part IV, Item 14 (a)(3) and the exhibit list immediately above.

(d)   None.


                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRAND CASINOS, INC.
                                        REGISTRANT

                                        By:    /s/  Wallace R. Barr
                                               ------------------------------

                                        Name:       Wallace R. Barr
                                               ------------------------------

                                        Title: Chairman of the Board

                                        Dated as of March 31, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1999.

               Name                                    Title
               ----                                    ------
     /s/  Wallace R. Barr                 Chairman of the Board of Directors
------------------------------------      (Principal Executive Officer)
          Wallace R. Barr

     /s/  Thomas J. Brosig                President and a Director
-----------------------------------
          Thomas J. Brosig

     /s/  Scott A. LaPorta                Executive Vice President, Chief
-----------------------------------       Financial Officer and a Director
          Scott A. LaPorta                (Principal Financial and Accounting
                                          Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been, or will be, sent to security holders.