Form 10-Q
period 1999-03-31
GRAND CASINOS INC
filed 1999-05-17
CIK 878321

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 1-12962

                              GRAND CASINOS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MINNESOTA                                        41-1689535
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                        Identification No.)

      3930 HOWARD HUGHES PARKWAY
           LAS VEGAS, NEVADA                                89109
(Address of principal executive offices)                  (Zip code)

                                (702) 699-5000
            Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the practicable date:

          TITLE OF EACH CLASS                OUTSTANDING AT APRIL 30, 1999
          -------------------                -----------------------------
Common Stock, par value $0.01 per share                 100

                     GRAND CASINOS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS
                Condensed Consolidated Balance Sheets as of
                March 31, 1999 and December 31, 1998                        3

                Condensed Consolidated Statements of Income
                for the three months ended March 31, 1999 and
                March 29, 1998                                              4

                Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 1999 and
                March 29, 1998                                              5

                Notes to Condensed Consolidated Financial Statements        6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                         9

PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                          13

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           14

        SIGNATURES                                                         15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                           GRAND CASINOS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                                                  (UNAUDITED)
                                                                                MARCH 31, 1999           DECEMBER 31, 1998
                                                                            ----------------------   ------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                       $ 38,278                 $ 42,609
      Cash and cash equivalents-restricted                                               6,091                  135,200
      Accounts receivable                                                               14,078                   12,994
      Due from Park Place                                                                    -                   18,179
      Inventory, prepaids and other                                                     25,043                   21,589
                                                                               ----------------          ---------------
Total current assets                                                                    83,490                  230,571
                                                                               ----------------          ---------------

Property and equipment-net                                                           1,125,074                1,085,716
                                                                               ----------------          ---------------

Other assets:
      Cash and cash equivalents-restricted                                                   -                    1,520
      Debt issuance and deferred licensing costs-net                                         -                   17,505
      Other long-term assets                                                               752                      450
                                                                               ----------------          ---------------
Total other assets                                                                         752                   19,475
                                                                               ----------------          ---------------
TOTAL ASSETS                                                                        $1,209,316               $1,335,762
                                                                               ================          ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
      Accounts payable-trade and construction                                          $ 9,871                 $ 12,052
      Current installments of long-term debt                                                56                       55
      Accrued expenses                                                                  55,567                   73,694
                                                                               ----------------          ---------------
Total current liabilities                                                               65,494                   85,801
                                                                               ----------------          ---------------
Long-term liabilities:
      Long-term debt-less current installments                                           5,969                  565,452
      Due to Park Place                                                                572,240                  135,200
      Deferred income taxes                                                            112,418                  103,097
                                                                               ----------------          ---------------
Total long-term liabilities                                                            690,627                  803,749
                                                                               ----------------          ---------------
Total liabilities                                                                      756,121                  889,550
                                                                               ----------------          ---------------

Commitments and contingencies

Shareholder's equity:
      Capital stock, $.01 par value; 100 shares issued and outstanding                       -                        -
      Additional paid-in-capital                                                       417,074                  417,074
      Retained earnings                                                                 36,121                   29,138
                                                                               ----------------          ---------------
Total shareholder's equity                                                             453,195                  446,212
                                                                               ----------------          ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $1,209,316               $1,335,762
                                                                               ================          ===============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENMTS

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                (in thousands)

                                                                      (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                      ---------------------------------------------
                                                         MARCH 31, 1999          MARCH 29, 1998
                                                      ----------------------  ---------------------
REVENUES:
     Casino                                                   $ 140,856              $ 126,182
     Hotel                                                        8,585                  6,543
     Food and beverage                                            9,029                  8,180
     Management fee income                                            -                 23,030
     Retail and other income                                      2,989                  2,529
                                                           -------------          -------------
Total revenues                                                  161,459                166,464
                                                           -------------          -------------

COSTS AND EXPENSES:
     Casino                                                      61,712                 55,843
     Hotel                                                        4,345                  2,515
     Food and beverage                                            9,282                  6,890
     Other operating expenses                                    10,519                  8,719
     Selling, general and administrative                         32,863                 30,182
     Depreciation and amortization                               15,051                 12,966
     Corporate expense                                            2,445                 12,132
                                                           -------------          -------------
        Total costs and expenses                                136,217                129,247
                                                           -------------          -------------

OPERATING INCOME                                                 25,242                 37,217
                                                           -------------          -------------

OTHER INCOME (EXPENSE):
     Interest income                                                 23                  4,067
     Interest expense                                           (14,181)               (12,794)
     Other                                                            -                   (305)
                                                           -------------          -------------
        Total                                                   (14,158)                (9,032)
                                                           -------------          -------------

Income before income taxes                                       11,084                 28,185
Provision for income taxes                                        4,101                 10,746
                                                           -------------          -------------

Net income                                                    $   6,983               $ 17,439
                                                           =============          =============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENMTS

                            GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                                                       (UNAUDITED)
                                                                                                   THREE MONTHS ENDED
                                                                                     ----------------------------------------------
                                                                                         MARCH 31, 1999          MARCH 29, 1998
                                                                                     ---------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                              $ 6,983                 $ 17,439
      Adjustments to reconcile net income to net cash
        provided by operating activities:
       Depreciation and amortization                                                           15,051                   12,966
       Changes in operating assets and liabilities:
            Current assets                                                                       (980)                  (7,824)
            Accounts payable                                                                   (2,181)                  (3,698)
            Accrued expenses                                                                  (11,849)                  21,013
       Other                                                                                    5,763                    1,145
                                                                                         -------------           --------------
Net cash provided by operating activities                                                      12,787                   41,041
                                                                                         -------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                     (4,222)                 (46,058)
      Increase in due from affiliate                                                          (28,223)                       -
      Change in notes receivable                                                                    -                     (693)
      Decrease (increase) in cash and cash equivalents-restricted and other                   130,629                   (3,438)
      Decrease (increase) in other long-term assets                                              (302)                  (4,135)
                                                                                         -------------           --------------
Net cash provided by (used in) investing activities                                            97,882                  (54,324)
                                                                                         -------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt and capital lease obligations                               (115,000)                  (4,100)
      Other                                                                                         -                      284
                                                                                         -------------           --------------
Net cash used in financing activities                                                        (115,000)                  (3,816)
                                                                                         -------------           --------------

Net decrease in cash and cash equivalents                                                      (4,331)                 (17,099)
Cash and cash equivalents - beginning of period                                                42,609                  238,635
                                                                                         -------------           --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $38,278                $ 221,536
                                                                                         =============           ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
       Interest - net of capitalized interest                                                $      -                $  1,526
       Income taxes                                                                          $      -                $      -
      Noncash financing activities:
       Repayment of notes payable by Park Place                                              $444,482                $      -
       Payment of capital expenditures by Park Place                                         $ 50,187

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENMTS

                     GRAND CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

     On December 31, 1998, Grand Casinos, Inc. (the "Company") separated its Mississippi business and certain other assets and liabilities (which include the Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica casino and entertainment properties) from its non-Mississippi business (comprised primarily of the management of Indian-owned casinos, certain property held for possible development in Las Vegas, Nevada, and certain other assets and liabilities) by transferring the above-mentioned assets and liabilities of the non-Mississippi business to its subsidiary, Lakes Gaming, Inc. ("Lakes"), and distributing the common stock of Lakes to its shareholders. On December 31, 1998, Hilton Hotels Corporation ("Hilton") completed a similar separation whereby Hilton transferred its gaming business to its subsidiary, Park Place Entertainment Corporation ("Park Place"), and distributed the common stock of Park Place to its stockholders. Immediately following the distribution, the Company was acquired by Park Place by way of a merger. Following the merger, the Company became a wholly owned subsidiary of Park Place. Each shareholder received one share of Lakes stock for every four owned shares of the Company and one share of Park Place stock for every one owned share of the Company.

     The Company develops, constructs, and manages land-based and dockside casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi. Prior to the distribution, the Company also managed Indian-owned casinos.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three month period is not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

          Certain reclassifications have been made in the 1998 consolidated financial statements to conform with the 1999 presentation. Such reclassifications had no effect on previously reported results of operations or shareholder's equity.

NOTE 2.  PRO FORMA INFORMATION

     The condensed consolidated statements of income and cash flows for the three month period ended March 29, 1998 include the results of operations from the Company, including the Lakes results of operations as the distribution and merger occurred on the last day of the 1998 fiscal year.
The 1998 condensed consolidated balance sheet does not include the Lakes balance sheet accounts as the distribution and merger occurred immediately prior to the end of fiscal 1998. The following is the unaudited pro forma information for the three month period ended March 29, 1998, assuming that the distribution/merger had occurred on the first day of the period (amounts in thousands).


 Total revenues                                $143,434
                                               --------

 Operating expenses                              73,967
 Selling, general and administrative             30,182
 Depreciation and amortization                   12,595
 Corporate expense                                7,256
                                               --------
 Total costs and expenses                       124,000
                                               --------

Operating income                                 19,434
 Interest expense, net                          (10,497)
                                               --------
Income before income taxes                        8,937
Provision for income taxes                        3,201
                                               --------
Net income                                     $  5,736
                                               --------
                                               --------

NOTE 3.  LONG TERM DEBT

      In November 1995, the Company sold $450 million aggregate principal amount of 10.125% First Mortgage Notes due 2003 ("First Mortgage Notes"). In connection with the merger, Park Place made a tender offer for the First Mortgage Notes and purchased approximately $444.5 million of the outstanding First Mortgage Notes, which were subsequently cancelled. In January 1999, the Company completed a covenant defeasance for approximately $5.5 million of remaining outstanding First Mortgage Notes by placing into trust all future payments of principal, interest and premium on the First Mortgage Notes to the first optional redemption date on December 1, 1999.

     In October 1997, the Company sold $115 million aggregate principal amount of 9.0% Senior Unsecured Notes due 2004 ("Senior Notes"). On December 31, 1998, the Company completed a covenant defeasance for the Senior Notes by placing into trust approximately $135 million representing all future payments of principal, interest and early redemption premium. The Senior Notes were redeemed on February 1, 1999.

     The Company advances and borrows funds (to)/from Park Place. These advances and borrowings are due January 1, 2009 and bear interest at 10% which is payable on a quarterly basis. The advances and borrowings are recorded as due (to)/from Park Place. Amounts due (to)/from Park Place at March 31, 1999 and December 31, 1998 totaled approximately ($572) million and ($117) million, respectively. Intercompany interest expense for the three months ended March 31, 1999 was $14 million.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

INDEMNIFICATION AGREEMENT

     As a part of the merger and distribution, Lakes agreed to indemnify the Company against all costs, expenses and liabilities incurred or suffered by the Company and certain of subsidiaries and their respective current and former directors and officers in connection with or arising out of certain pending and threatened claims and legal proceedings to which the Company and certain of its subsidiaries are, or are likely to be, parties in addition to various commitments and contingencies related to, or arising out of, the Company's Non-Mississippi business and assets, including tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations. Lakes' indemnification obligations include the obligation to provide the defense of all claims made in such proceedings against the Company and to pay all related settlements and judgments.

     As security to support Lakes' indemnification obligations to the Company under each of the Grand Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to irrevocably deposit, in trust for the benefit of the Company, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million at the end of each year during the four-year period subsequent to December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On December 31, 1998, Grand Casinos, Inc. (the "Company") transferred all of its non-Mississippi gaming business (comprised primarily of the management of two Indian owned casinos, certain real estate interests in the Polo Plaza development project in Las Vegas and certain other assets and liabilities) (the "Non-Mississippi Business") to Lakes Gaming, Inc. ("Lakes") and spun off all of the outstanding shares of Lakes common stock to the holders of the Company's common stock. On that same date, Hilton Hotels Corporation ("Hilton") transferred the assets and liabilities, with certain exceptions, of the Hilton gaming business to Park Place Entertainment Corporation ("Park Place") and spun off all of the outstanding shares of common stock of Park Place to the holders of Hilton common stock.
Immediately following the Grand Casinos, Inc. distribution and the Hilton distribution Park Place acquired, by means of the merger of a wholly owned subsidiary of Park Place with and into the Company, with the Company as the surviving corporation, all of the then outstanding shares of common stock of the Company in exchange for the issuance to the Company shareholders of one share of Park Place common stock for each share of the Company stock owned.

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

     The consolidated statements of income and cash flows for the three month period ended March 29, 1998 include the results of operations from the Company, including the Lakes results of operations, as the distribution and merger occurred on the last day of the 1998 fiscal year. As such, the condensed consolidated statements of income for the three months ended March 31, 1999 and March 29, 1998 are not comparable. The discussion contained in the following analysis will compare actual results of operations for the three month period ended March 31, 1999 to the pro forma (without Lakes results of operations) results of operations for the three-month period ended March 29, 1998. (See Note 2 to the condensed consolidated financial statements.) The 1998 consolidated balance sheet does not include the Lakes balance sheet accounts as the distribution and merger occurred immediately prior to the end of fiscal 1998.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

     The Company recorded net income of $7.0 million for the three months ended March 31, 1999, compared with net income of $5.7 million for the three months ended March 29, 1998.

Revenues

     The Company generated $140.9 million in casino revenue and $20.6 million in hotel, food, beverage, retail and other revenue during the three-month period ended March 31, 1999 as compared to $126.2 million in casino revenue and $17.3 million in food, beverage, retail and other revenue for the comparable period for the prior year.

    At Grand Casino Tunica, revenues increased $8.7 million for the three-month period ended March 31, 1999, compared to the same period in the prior year. This increase is mainly attributable to slot win and table game win, which combined increased 18 percent over the prior period. Revenues for Grand Casino Biloxi increased $8.1 million for the three-month period ended March 31, 1999, compared to the same period in the prior year. The increase at Biloxi is primarily related to the 500-room Biloxi Bayview Hotel, which opened during the first quarter of 1998. Revenues at Grand Casino Gulfport increased slightly when compared to prior period.

Costs and Expenses

     Total costs and expenses increased $12.2 million to $136.2 million for the three-month period ended March 31, 1999. Casino expenses were $61.7 million for the three-month period ended March 31, 1999 compared to $55.8 million for the comparable period last year. This increase primarily relates to the increase in casino revenue. Food and beverage expenses increased $2.4 million to $9.3 million for the three-month period ended March 31, 1999. The increase related primarily to an increase in revenue.

     Selling, general, and administrative expenses increased in the amount of $2.7 million from $30.2 million for the three-month period ended March 29, 1998 to $32.9 million for the three-month period ended March 31, 1999.

     Depreciation and amortization expense increased $2.5 million to $15.1 million for the three-month period ended March 31, 1999. The increase relates to the 500-room hotel, convention center, pool area and spa which opened at Grand Casino Biloxi during the first quarter of 1998. Additionally, Grand Casino Tunica opened a championship golf course, a RV resort, and a sporting clays facility in the first quarter of 1998.

     Corporate expense decreased $4.8 million for the three-months ended March 31, 1999 due primarily to cost savings of relocating the corporate office and efficiencies as a result of merger with Park Place.

OTHER MATTERS

YEAR 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

     The Company has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Company standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999.

The Company's various project teams are focusing their attention in the following major areas:

INFORMATION TECHNOLOGY (IT).   Information Technology systems account for
much of the Year 2000 work and include all computer systems and technology managed by the Company. These core systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

NON-IT SYSTEMS.   An inventory of all property level non-IT systems
(including elevators, electronic door locks, gaming devices, etc.) is near completion. The majority of these non-IT systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

SUPPLIERS. The Company is communicating with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant supplier has informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

     During the remainder of 1999, the Company will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

     Based on the Company's current assessment, the costs of addressing potential problems are expected to be less than $2 million. However, if the Company is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which the Company expects the cost to be an additional $0.5 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation, those set forth under the captions "Results of Operations," and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "continues" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described from time to time in the Company's reports filed with the SEC, and (i) the effect of economic conditions, (ii) the impact of competition, (iii) customer demand, which could cause actual results to differ materially from historical results or those anticipated, (iv) regulatory, licensing, and other governmental approvals, (v) access to available and reasonable financing, (vi) political uncertainties, including legislative action, referendum, and taxation, (vii) litigation and judicial actions, (viii) third party consents and approvals, and (ix) construction issues, including environmental restrictions, weather soil conditions, building permits and zoning approvals. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

     For a discussion of certain litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Grand Casinos, Inc. ("Grand") and its subsidiaries are parties to various lawsuits and any liability with respect thereto is an obligation of the Company. Pursuant to the Grand distribution agreement and the merger agreement, Grand is to be indemnified by Lakes Gaming, Inc. (the Company that retained the non-Mississippi business of Grand prior to the merger) for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities which could have a material adverse effect on the Company.

GRAND DERIVATIVE ACTION

     Certain of Grand's current and former officers and directors are defendants in a legal action filed on February 6, 1997 in the Minnesota District Court, Hennepin County. The plaintiffs, who are current or former Grand shareholders, allege the defendants breached fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Grand is providing the defense for the defendants pursuant to Grand's indemnification obligations to the defendants. Grand's Board of Directors appointed an independent special litigation committee under Minnesota law to evaluate whether Grand should pursue claims against the officers and directors. The committee recommended to the court that the plaintiffs' claims not be pursued. In May 1998, the Court granted Grand's motion for summary judgment, thereby dismissing the plaintiffs' claims. On March 9, 1999 the Minnesota Court of Appeals affirmed the summary judgment. Plaintiffs have petitioned for appellate consideration by the Minnesota Supreme Court, which petition is being contested by Grand.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27  Financial Data Schedule


(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1999.

     (1) On January 15, 1999, the Company reported the merger with Park Place Entertainment Corporation.

     (2) On March 16, 1999, the Company amended its 8-K filed January 15, 1999 to file the financial statements of Grand Casinos, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CASINOS, INC.
(Registrant)


Dated:  May 17, 1999


/s/  SCOTT A. LAPORTA
----------------------------
Scott A. LaPorta
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)