Form 10-Q
period 1999-06-30
GRAND CASINOS INC
filed 1999-08-16
CIK 878321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

  OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   / x /      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the practicable date:

          TITLE OF EACH CLASS                     OUTSTANDING AT AUGUST 2, 1999
          -------------------                     -----------------------------
Common Stock, par value $0.01 per share                      100

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                                      INDEX


PART I.      FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS                                        PAGE
                                                                         ----
             Condensed Consolidated Balance Sheets (Unaudited)
             June 30, 1999 and December 31, 1998                           3

             Condensed Consolidated Statements of Income (Unaudited)
             Three months and six months ended June 30, 1999
             and June 28, 1998                                             4

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six months ended June 30, 1999 and June 28, 1998              5

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9


PART II.     OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                            13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             14

             SIGNATURES                                                   15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

               GRAND CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                                                                    JUNE 30, 1999      DECEMBER 31, 1998
                                                                    ----------------  -----------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                           $ 50,154           $ 42,609
    Cash and cash equivalents-restricted                                   6,091            135,200
    Accounts receivable                                                   23,132             12,994
    Due from Park Place                                                        -             18,179
    Inventory, prepaids and other                                         22,049             21,589
                                                                      -----------        -----------
Total current assets                                                     101,426            230,571
                                                                      -----------        -----------

Property and equipment-net                                             1,173,409          1,085,716
                                                                      -----------        -----------

Other assets:
    Cash and cash equivalents-restricted                                       -              1,520
    Debt issuance and deferred licensing costs-net                             -             17,505
    Other long-term assets                                                   747                450
                                                                      -----------        -----------
Total other assets                                                           747             19,475
                                                                      -----------        -----------
TOTAL ASSETS                                                          $1,275,582         $1,335,762
                                                                      ===========        ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Accounts payable-trade and construction                              $ 6,655           $ 12,052
    Current installments of long-term debt                                    56                 55
    Accrued expenses                                                      61,158             73,694
                                                                      -----------        -----------
Total current liabilities                                                 67,869             85,801
                                                                      -----------        -----------
Long-term liabilities:
    Long-term debt-less current installments                               5,985            565,452
    Due to Park Place                                                    631,159            135,200
    Deferred income taxes                                                115,432            103,097
                                                                      -----------        -----------
Total long-term liabilities                                              752,576            803,749
                                                                      -----------        -----------
Total liabilities                                                        820,445            889,550
                                                                      -----------        -----------

Commitments and contingencies

Shareholder's equity:
    Capital stock, $.01 par value; 100 shares issued and outstanding           -                  -
    Additional paid-in-capital                                           417,074            417,074
    Retained earnings                                                     38,063             29,138
                                                                      -----------        -----------
Total shareholder's equity                                               455,137            446,212
                                                                      -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $1,275,582         $1,335,762
                                                                      ===========        ===========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAND CASINOS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                 -----------------------------      ----------------------------
                                 JUNE 30, 1999  JUNE 28, 1998       JUNE 30, 1999  JUNE 28, 1998
                                 -------------  --------------      -------------  -------------
Revenues:
    Casino                         $ 145,763      $ 121,090           $ 286,619      $ 247,272
    Hotel                             10,947          9,327             19,532         15,870
    Food and beverage                  9,265          8,700             18,294         16,880
    Management fee income                  -         19,718                  -         42,748
    Retail and other income            4,564          3,452              7,553          5,981
                                   ----------     ----------          ---------      ---------
      Total revenues                 170,539        162,287            331,998        328,751
                                   ----------     ----------          ---------      ---------

COSTS AND EXPENSES:
    Casino                            67,242         54,444            128,954        110,287
    Hotel                              5,862          3,621             10,207          6,136
    Food and beverage                  9,188          8,092             18,470         14,982
    Other operating expenses           8,968          5,949             17,880         14,668
    Pre-opening expense                  611              -              1,097              -
    Management fees                    9,735              -              9,735              -
    Selling, general and
       administrative                 34,652         31,708             68,636         61,890
    Depreciation and amortization     14,457         13,174             29,508         26,140
    Corporate expense                  2,631          7,301              5,076         19,433
                                   ----------     ----------          ---------      ---------
       Total costs and expenses      153,346        124,289            289,563        253,536
                                   ----------     ----------          ---------      ---------

OPERATING INCOME                      17,193         37,998             42,435         75,215
                                   ----------     ----------          ---------      ---------

OTHER INCOME (EXPENSE):
    Interest income                        2          2,785                 25          6,852
    Interest expense                 (14,112)       (10,892)           (28,293)       (23,686)
    Other                                  -           (583)                 -           (888)
                                   ----------     ----------          ---------      ---------
       Total                         (14,110)        (8,690)           (28,268)       (17,722)
                                   ----------     ----------          ---------      ---------

Income before income taxes             3,083         29,308             14,167         57,493
Provision for income taxes             1,141         10,567              5,242         21,313
                                   ----------     ----------          ---------      ---------

Earnings before extraordinary charge   1,942         18,741              8,925         36,180

Extraordinary charge, net of taxes         -          1,560                  -          1,560
                                   ----------     ----------          ---------      ---------

Net income                           $ 1,942       $ 17,181            $ 8,925       $ 34,620
                                   ==========     ==========          =========      =========

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAND CASINOS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                     ----------------------------------
                                                                      JUNE 30, 1999      JUNE 28, 1998
                                                                     ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 8,925          $ 34,620
    Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                                         29,508            26,140
     Change in working capital components                                 (23,489)           13,857
     Other                                                                 13,571             2,096
                                                                        ----------       -----------
Net cash provided by operating activities                                  28,515            76,713
                                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (14,717)         (117,837)
    Increase in due to affiliate                                          (21,577)                -
    Change in notes receivable                                                  -               513
    Decrease (increase) in cash and cash
      equivalents-restricted and other                                    130,629            (3,153)
    Increase in other long-term assets                                       (297)                -
    Other                                                                     (24)           (6,510)
                                                                        ----------       -----------
Net cash provided by (used in) investing activities                        94,014          (126,987)
                                                                        ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital lease obligations             (115,000)         (100,831)
    Proceeds from issuance of common stock, net                                 -             2,938
    Debt issuance costs and deferred financing costs                            -             2,379
    Other                                                                      16                 -
                                                                        ----------       -----------
Net cash used in financing activities                                    (114,984)          (95,514)
                                                                        ----------       -----------

Net increase (decrease) in cash and cash equivalents                        7,545          (145,788)
Cash and cash equivalents - beginning of period                            42,609           238,635
                                                                        ----------       -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $  50,154        $   92,847
                                                                        ==========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest - net of capitalized interest                             $       -        $   30,519
     Income taxes                                                       $       -        $        -
    Noncash financing activities:
     Repayment of notes payable by Park Place                           $ 444,482        $        -
     Payment of capital expenditures by Park Place                      $ 102,460        $        -

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

         The Company develops, constructs, and operates dockside casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. The Company owns and operates two dockside casinos on the Mississippi Gulf Coast and one dockside casino in Tunica County, Mississippi. Prior to the distribution, the Company also managed Indian-owned casinos.

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month and six month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RECLASSIFICATIONS

         Certain reclassifications have been made in the 1998 condensed consolidated financial statements to conform with the 1999 presentation. Such reclassifications had no effect on previously reported net income.

MANAGEMENT FEES

         The Company's operating subsidiaries pay management fees of three percent of gross revenue to Park Place for services that include, but are not limited to, functions performed by the financial, tax and treasury departments. Management fees for the six months ended June 30, 1999 were $9.7 million.

NOTE 2.  PRO FORMA INFORMATION

         The condensed consolidated statements of income for the three months and six months ended June 28, 1998, and the condensed consolidated statements of cash flows for the six months ended June 28, 1998 include the results of operations from the Company, including the Lakes results of operations as the distribution and merger occurred on the last day of the 1998 fiscal year. The 1998 condensed consolidated balance sheet does not include the Lakes balance sheet accounts as the distribution and merger occurred immediately prior to the end of fiscal 1998. Below is the unaudited pro forma information for the three months and six months ended June 28, 1998, assuming that the distribution/merger had occurred on the first day of the period (amounts in thousands).

                                               Three months       Six months
                                                  ended               ended
                                               June 28, 1998      June 28, 1998
                                               -------------      -------------
Total revenues                                   $ 142,569           $ 286,003

Operating expenses                                  72,106             146,073
Selling, general and administrative                 31,708              61,890
Depreciation and amortization                       12,896              25,491
Corporate expense                                    6,189              13,445
                                               ------------       -------------
Total costs and expenses                           122,899             246,899
                                               ------------       -------------

Operating income                                    19,670              39,104
Interest expense, net                                9,779              20,276
                                               ------------       -------------

Income before income taxes and
 extraordinary charge                                9,891              18,828
Provision for income taxes                           3,469               6,670
                                               ------------       -------------

Income before extraordinary charge                   6,422              12,158
Extraordinary charge, net of taxes                   1,560               1,560
                                               ------------       -------------
Net income                                         $ 4,862            $ 10,598
                                               ============       =============

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

         The Company advances and borrows funds (to)/from Park Place. The advances and borrowings are recorded as due (to)/from Park Place. Amounts due to Park Place at June 30, 1999 and December 31, 1998 totaled approximately $631 million and $117 million, respectively. Intercompany interest expense for the three and six months ended June 30, 1999 was $14 million and $28 million, respectively.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

INDEMNIFICATION AGREEMENT

         As part of the merger and distribution, Lakes agreed to indemnify the Company and certain of its subsidiaries, officers and directors, against all costs, expenses and liabilities incurred or suffered by them in connection with certain pending and threatened claims and legal proceedings. Lakes further agreed to indemnify the Company for various commitments and contingencies related to, or arising out of, the Company's Non-Mississippi business and assets, including tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries, and director and executive officer indemnity obligations. Lakes' indemnification obligations include the obligation to provide the defense of all claims made in such proceedings against the Company and to pay all related settlements and judgments.

         As security to support Lakes' indemnification obligations to the Company under each of the Grand Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to irrevocably deposit, in trust for the benefit of the Company, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. The first such installment is due December 31, 1999.

OTHER LITIGATION

         The Company is involved in various other inquiries, administrative proceedings and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcomes of these matters are not likely to have a material adverse effect upon the Company's condensed consolidated financial position or its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On December 31, 1998, Grand Casinos, Inc. (the "Company") transferred all of its non-Mississippi gaming business (comprised primarily of the management of two Indian owned casinos, certain real estate interests in the Polo Plaza development project in Las Vegas and certain other assets and liabilities) (the "Non-Mississippi Business") to Lakes Gaming, Inc. ("Lakes") and spun off all of the outstanding shares of Lakes common stock to the holders of the Company's common stock. On that same date, Hilton Hotels Corporation ("Hilton") transferred the assets and liabilities, with certain exceptions, of the Hilton gaming business to Park Place Entertainment Corporation ("Park Place") and spun off all of the outstanding shares of common stock of Park Place to the holders of Hilton common stock. Immediately following the Grand Casinos, Inc. distribution and the Hilton distribution, Park Place acquired, by means of the merger of a wholly owned subsidiary of Park Place with and into the Company, with the Company as the surviving corporation, all of the then outstanding shares of common stock of the Company in exchange for the issuance to the Company shareholders of one share of Park Place common stock for each share of the Company stock owned.

     The Company develops, constructs and operates dockside casinos and related hotel and entertainment facilities in emerging gaming jurisdictions. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica.

     The condensed consolidated statements of income for the three months and six months ended June 28, 1998, and the condensed consolidated statements of cash flows for the six months ended June 28, 1998 include the results of operations from the Company, including the Lakes results of operations, as the distribution and merger occurred on the last day of the 1998 fiscal year. As such, the condensed consolidated statements of income for the three months and six months ended June 30, 1999 and June 28, 1998 are not comparable. The discussion contained in the following analysis will compare actual results of operations for the three months and six months ended June 30, 1999 to the pro forma (without Lakes results of operations) results of operations for the three months and six months ended June 28, 1998 (See Note 2 to the condensed consolidated financial statements). The 1998 condensed consolidated balance sheet does not include the Lakes balance sheet accounts as the distribution and merger occurred immediately prior to the end of fiscal 1998.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

     The Company recorded net income of $1.9 million for the three months ended June 30, 1999, compared with net income of $4.9 million for the three months ended June 28, 1998. For the six months ended June 30, 1999 and June 28, 1998, the Company recorded net income of $8.9 million and $10.6 million, respectively.

REVENUES

     The Company generated $145.8 million in casino revenue and $24.8 million in hotel, food, beverage, retail and other revenue during the three-month period ended June 30, 1999 as compared to $121.1 million in casino revenue and $21.5 million in food, beverage, retail and other revenue for the comparable period for the prior year. For the six-month period ended June 30, 1999, the Company generated $286.6 million in casino revenue and $45.4 million in food, beverage, retail and other revenue as compared to $247.3 million in casino revenue and $38.7 million in food, beverage, retail and other revenue which was generated in the six-month period ended June 28, 1998.

    At Grand Casino Tunica, revenues increased $20.6 million for the three-month period and $29.5 million for the six-month period ended June 30, 1999, compared to the same periods in the prior year. These increases are mainly attributable to slot win and table game win, which combined increased 39 percent over the prior quarter and 28 percent over the prior year's six-month period. The 600-room Terrace Hotel and Spa, which opened at Grand Casino Tunica in late March 1999, successfully expanded the market and substantially boosted the property's customer counts and gaming volume. Revenues for Grand Casino Biloxi increased $5.1 million for the three-month period and $13.0 million for the six-month period ended June 30, 1999, compared to the same periods in the prior year. The increase at Biloxi is related to increased slot win and table game win and the 500-room Biloxi Bayview Hotel, which opened during the first quarter of 1998. Revenues at Grand Casino Gulfport increased $2.3 million and $3.5 million for the three-month and six-month periods, respectively, when compared to prior periods. The increase at Gulfport was a result of increased slot win offset by a decline in table game win. In late June of 1999, the Oasis Resort and Spa opened at Grand Casino Gulfport which is driving increased play in to the casino.

Supply on the Gulf Coast has recently increased with the opening of a new resort by a competitor. Currently the new supply into the market continues to drive interest and visitation to the Company's two Gulf Coast properties. This increase in supply could ultimately have an adverse impact on the operating results of the Company's Gulf Coast properties.

COSTS AND EXPENSES

     Total costs and expenses increased $30.4 million to $153.3 million for the three-month period ended June 30, 1999. Casino expenses were $67.2 million for the three-month period ended June 30, 1999 compared to $54.4 million for the comparable period last year. This increase primarily relates to the increase in casino revenue. Food and beverage expenses increased $1.1 million to $9.2 million for the three-month period ended June 30, 1999. The increase related primarily to an increase in revenue. For the six-month period ended June 30, 1999, total costs and expenses increased $42.7 million to $289.6 million. Casino expenses increased $18.7 million to $129.0 million and food and beverage expenses increased $3.5 million to $18.5 million due to the increase in related revenues for the six-month period ended June 30, 1999.

     Selling, general, and administrative expenses increased in the amount of $3.0 million from $31.7 million for the three-month period ended June 28, 1998 to $34.7 million for the three-month period ended June 30, 1999. For the six months ended June 30, 1999, selling, general, and administrative expenses increased to $68.6 million from $61.9 million in the comparable period of the prior year.

     Depreciation and amortization expense increased $1.6 million to $14.5 million for the three-month period ended June 30, 1999. The increase relates to the 600-room hotel and spa that opened at Grand Casino Tunica in March 1999. For the six-month period ended June 30, 1999, depreciation and amortization expense increased $4.0 million to $29.5 million. The year to date increase relates to the 500-room hotel, convention center, pool area and spa which opened at Grand Casino Biloxi during the first quarter of 1998. Additionally, Grand Casino Tunica opened a championship golf course, an RV resort, and a sporting clays facility in the first quarter of 1998.

     Corporate expense decreased $3.6 million for the three-months ended June 30, 1999 and $8.4 million for the six months ended June 30, 1999, due primarily to cost savings of relocating the corporate office and efficiencies as a result of the merger with Park Place.

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

     The Company has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999. Significant efforts have already been undertaken and have resulted in near completion of systems testing, as well as substantial completion of remedial work.

The Company's various project teams are focusing their attention in the following major areas:

 INFORMATION TECHNOLOGY (IT). Information Technology systems account for much of the Year 2000 work and include all computer systems and technology managed by the Company. These core systems have been assessed, testing is substantially completed and changes are being implemented as required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

 NON-IT SYSTEMS. An inventory of all property level non-IT systems (including elevators, electronic door locks, gaming devices, etc.) has been completed. The majority of these non-IT systems have been assessed, testing is substantially completed and changes are being implemented as required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

SUPPLIERS. The Company has communicated with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant supplier has informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

     During the last two quarters of 1999, the Company will continually review its progress against its Year 2000 plans and determine whether any additional contingency plans are necessary to reduce its exposure to Year 2000 related issues. Based on the Company's current assessment, the cost of addressing potential problems is expected to be less than $4 million. However, if the Company is unable to resolve a Year 2000 issue, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which the Company expects the cost to be an additional $0.5 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company has been devoting the necessary resources to resolve all significant Year 2000 issues in a timely manner and will continue to do so.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, those set forth under the captions "Results of Operations" and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described from time to time in the Company's reports filed with the SEC, and (i) the effect of economic conditions, (ii) the impact of competition, (iii) customer demand, which could cause actual results to differ materially from historical results or those anticipated, (iv) regulatory, licensing, and other governmental approvals, (v) access to available and reasonable financing, (vi) political uncertainties, including legislative action, referendum, and taxation, (vii) litigation and judicial actions, (viii) third party consents and approvals, and (ix) construction issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that any of its expectations will be attained in light of these risks and uncertainties.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

     For a discussion of certain litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

GRAND DERIVATIVE ACTION

     Certain of Grand's current and former officers and directors are defendants in a legal action filed on February 6, 1997 in the Minnesota District Court, Hennepin County. The plaintiffs, who are former Grand shareholders, allege the defendants breached fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Grand is providing the defense for the defendants pursuant to Grand's indemnification obligations to the defendants. Grand's Board of Directors appointed an independent special litigation committee under Minnesota law to evaluate whether Grand should pursue claims against the officers and directors. The committee recommended to the Court that the plaintiffs' claims not be pursued.

     In May 1998, the Court granted Grand's motion for summary judgment, thereby dismissing the plaintiffs' claims. On March 9, 1999 the Minnesota Court of Appeals affirmed the summary judgment. Plaintiffs petitioned for appellate consideration. On May 18, 1999 the Minnesota Supreme Court denied Plaintiffs' petition for appellate consideration, effectively upholding the summary judgment in Grand's favor.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

      27   Financial Data Schedule


(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1999.

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GRAND CASINOS, INC.
(Registrant)



Dated:  August 13, 1999


/S/    SCOTT A. LAPORTA
-----------------------------
Scott A. LaPorta
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)