Form 10-Q
period 1999-09-30
GRAND CASINOS INC
filed 1999-11-15
CIK 878321

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the practicable date:

           TITLE OF EACH CLASS                 OUTSTANDING AT NOVEMBER 1, 1999
 Common Stock, par value $0.01 per share                    100

                      GRAND CASINOS, INC. AND SUBSIDIARIES

                                    INDEX


PART I.         FINANCIAL INFORMATION
                ITEM 1.     FINANCIAL STATEMENTS                                                               Page
                                                                                                               ----
                            Condensed Consolidated Balance Sheets (Unaudited)
                            September 30, 1999 and December 31, 1998                                             3

                            Condensed Consolidated Statements of Income
                            (Unaudited) Three months and nine months ended
                            September 30, 1999 and September 27, 1998                                            4

                            Condensed Consolidated Statements of Cash Flows (Unaudited)
                            Nine months ended September 30, 1999 and September 27, 1998                          5

                            Notes to Condensed Consolidated Financial Statements (Unaudited)                     6

                ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        9


PART II.        OTHER INFORMATION

                ITEM 1.     LEGAL PROCEEDINGS                                                                   13

                ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                    14

                SIGNATURES                                                                                      15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1999                1998
                                                                     (UNAUDITED)
                                                                     -----------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $   49,901         $   42,609
    Cash and cash equivalents-restricted                                   6,091            135,200
    Accounts receivable                                                   13,251             12,994
    Due from Park Place                                                       --             18,179
    Inventory, prepaids and other                                         26,864             21,589
                                                                      ----------         ----------
Total current assets                                                      96,107            230,571
                                                                      ----------         ----------
Property and equipment-net                                             1,184,043          1,085,716
                                                                      ----------         ----------
Other assets:
    Cash and cash equivalents-restricted                                      --              1,520
    Debt issuance and deferred licensing costs-net                            --             17,505
    Other long-term assets                                                   742                450
                                                                      ----------         ----------
Total other assets                                                           742             19,475
                                                                      ----------         ----------
TOTAL ASSETS                                                          $1,280,892         $1,335,762
                                                                      ----------         ----------
                                                                      ----------         ----------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Accounts payable-trade and construction                           $    8,939         $   12,052
    Current installments of long-term debt                                    60                 55
    Accrued expenses                                                      66,120             73,694
                                                                      ----------         ----------
Total current liabilities                                                 75,119             85,801
                                                                      ----------         ----------
Long-term liabilities:
    Long-term debt-less current installments                               6,483            565,452
    Due to Park Place                                                    619,509            135,200
    Deferred income taxes                                                116,680            103,097
                                                                      ----------         ----------
Total long-term liabilities                                              742,672            803,749
                                                                      ----------         ----------
Total liabilities                                                        817,791            889,550
                                                                      ----------         ----------
Commitments and contingencies

Shareholder's equity:
    Capital stock, $.01 par value; 100 shares
     issued and outstanding                                                   --                 --
    Additional paid-in-capital                                           417,074            417,074
    Retained earnings                                                     46,027             29,138
                                                                      ----------         ----------
Total shareholder's equity                                               463,101            446,212
                                                                      ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $1,280,892         $1,335,762
                                                                      ----------         ----------
                                                                      ----------         ----------


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                 -----------------------------       -----------------------------
                                 SEPTEMBER 30,   SEPTEMBER 27,       SEPTEMBER 30,   SEPTEMBER 27,
                                    1999            1998                 1999            1998
                                -------------    -------------       -------------  -------------
REVENUES:
    Casino                          $159,012        $135,763             $445,631        $383,035
    Hotel                             14,061           9,039               33,593          24,909
    Food and beverage                  9,919           9,480               28,213          26,755
    Management fee income                 --          21,582                   --          64,330
    Retail and other income            4,411           6,406               11,964          11,906
                                -------------    -------------       -------------  -------------
       Total revenues                187,403         182,270              519,401         510,935
                                -------------    -------------       -------------  -------------
COSTS AND EXPENSES:
    Casino                            70,524          55,213              199,478         165,643
    Hotel                              7,250           3,740               17,457           9,909
    Food and beverage                 10,020          10,611               28,490          25,658
    Other operating expenses           9,831          10,604               27,711          24,800
    Pre-opening expense                  432              --                1,529              --
    Management fees                    5,909              --               15,644              --
    Selling, general and
      administrative                  37,987          32,087              106,623          94,122
    Depreciation and
      amortization                    16,057          19,633               45,565          45,773
    Corporate expense                  2,656           8,584                7,732          28,017
                                -------------    -------------       -------------  -------------
       Total costs and expenses      160,666         140,472              450,229         393,922
                                -------------    -------------       -------------  -------------
OPERATING INCOME                      26,737          41,798               69,172         117,013
                                -------------    -------------       -------------  -------------
OTHER INCOME (EXPENSE):
    Interest income                        3           1,882                   28           8,734
    Interest expense                 (14,099)         (9,072)             (42,392)        (32,758)
    Other                                 --          (1,900)                  --          (2,788)
                                -------------    -------------       -------------  -------------
       Total                         (14,096)         (9,090)             (42,364)        (26,812)
                                -------------    -------------       -------------  -------------
Income before income taxes            12,641          32,708               26,808          90,201
Provision for income taxes             4,677            (207)               9,919          21,106
                                -------------    -------------       -------------  -------------
Earnings before extraordinary
charge                                 7,964          32,915               16,889          69,095

Extraordinary charge, net
  of taxes                                --              --                   --           1,560
                                -------------    -------------       -------------  -------------
NET INCOME                          $  7,964        $ 32,915             $ 16,889        $ 67,535
                                -------------    -------------       -------------  -------------
                                -------------    -------------       -------------  -------------

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAND CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                       --------------------------------
                                                                         SEPTEMBER 30,    SEPTEMBER 27,
                                                                             1999              1998
                                                                       ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 16,889         $  67,535
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                         45,565            45,773
     Amortization of debt issue costs                                           -             2,698
     Change in working capital components                                  (8,341)           28,762
     Change in deferred income taxes                                       13,165                 -
     Other                                                                      -             1,826
                                                                        -------------    -------------
Net cash provided by operating activities                                  67,278           146,594
                                                                        -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (16,978)         (167,755)
    Decrease in due to Park Place                                         (58,361)                -
    Change in notes receivable                                                  -             1,496
    Decrease (increase) in cash and cash
     equivalents-restricted and other                                     130,629            (2,604)
    Increase in other long-term assets                                       (292)           (7,403)
                                                                        -------------    -------------
Net cash provided by (used in) investing activities                        54,998          (176,266)
                                                                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital lease obligations             (115,000)         (100,885)
    Proceeds from issuance of common stock, net                                 -             2,962
    Other                                                                      16             1,086
                                                                        -------------    -------------
Net cash used in financing activities                                    (114,984)          (96,837)
                                                                        -------------    -------------

Net increase (decrease) in cash and cash equivalents                        7,292          (126,509)
Cash and cash equivalents - beginning of period                            42,609           238,635
                                                                        -------------    -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 49,901         $ 112,126
                                                                        -------------    -------------
                                                                        -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest - net of capitalized interest                              $      -         $  30,601
     Income taxes                                                        $      -         $     460
    Non-cash financing activities:
     Repayment of notes payable by Park Place                            $443,980         $       -
     Payment of capital expenditures by Park Place                       $128,096         $       -
     Other non-cash transactions with Park Place                         $(11,227)        $       -


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

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month and nine-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RECLASSIFICATIONS

         Certain reclassifications have been made in the 1998 condensed consolidated financial statements to conform with the 1999 presentation. Such reclassifications had no effect on previously reported net income.

MANAGEMENT FEES

         The Company's operating subsidiaries pay management fees of three percent of gross revenue to Park Place for services that include, but are not limited to, functions performed by the legal, financial, marketing, human resources, tax and treasury departments. Management fees for the nine months ended September 30, 1999 were $15.6 million.

NOTE 2.  PRO FORMA INFORMATION

         The condensed consolidated statements of income for the three months and nine months ended September 27, 1998, and the condensed consolidated statements of cash flows for the nine months ended September 27, 1998 include the results of operations from the Company, including Lakes' results of operations as the distribution and merger occurred on the last day of the 1998 fiscal year. The 1998 condensed consolidated balance sheet does not include Lakes' balance sheet accounts as the distribution and merger occurred immediately prior to the end of fiscal 1998. Below is the unaudited pro forma information for the three months and nine months ended September 27, 1998, assuming that the distribution/merger had occurred on January 1, 1998.


                                                       Three months ended                  Nine months ended
                                                       September 27, 1998                  September 27, 1998
                                                       ------------------                  ------------------
                                                         (in thousands)                      (in thousands)
Total revenues                                                $160,688                           $446,605

Operating expenses                                              80,168                            226,010
Selling, general and administrative                             32,087                             94,122
Depreciation and amortization                                   19,350                             44,841
Corporate expense                                                6,888                             20,333
                                                       ------------------                  ------------------
Total costs and expenses                                       138,493                            385,306
                                                       ------------------                  ------------------

Operating income                                                22,195                             61,299
Other expense, net                                              10,454                             30,730
                                                       ------------------                  ------------------

Income before income taxes and
 extraordinary charge                                           11,741                             30,569
Provision for income taxes                                       4,109                             10,779
                                                       ------------------                  ------------------

Income before extraordinary charge                               7,632                             19,790
Extraordinary charge, net of taxes                                   -                              1,560
                                                       ------------------                  ------------------
Net income                                                    $  7,632                           $ 18,230
                                                       ------------------                  ------------------
                                                       ------------------                  ------------------

NOTE 3.  LONG TERM DEBT

         In November 1995, the Company sold $450 million aggregate principal amount of 10.125% First Mortgage Notes due 2003 ("First Mortgage Notes"). In connection with the merger, Park Place made a tender offer for the First Mortgage Notes and purchased approximately $444.5 million of the outstanding First Mortgage Notes, which were subsequently cancelled. In January 1999, the Company completed a covenant defeasance for approximately $5.5 million of the remaining outstanding First Mortgage Notes by placing into trust all future payments of principal, interest and premium on the First Mortgage Notes to the first optional redemption date on December 1, 1999.

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

         The Company advances and borrows funds to/from Park Place. The advances and borrowings are recorded as due to/from Park Place. Amounts due to Park Place at September 30, 1999 and December 31, 1998 totaled approximately $620 million and $117 million, respectively. Intercompany interest expense for the three and nine months ended September 30, 1999 was $14 million and $42 million, respectively.

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

     The Company operates dockside casinos and related hotel and entertainment facilities. The Company's revenues are derived from the Company-owned casinos of Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica.

     The condensed consolidated statements of income for the three months and nine months ended September 27, 1998, and the condensed consolidated statement of cash flows for the nine months ended September 27, 1998 include the results of operations from the Company, including the Lakes results of operations, as the distribution and merger occurred on the last day of the 1998 fiscal year. As such, the condensed consolidated statements of income for the three months and nine months ended September 30, 1999 and September 27, 1998 are not comparable. The discussion contained in the following analysis will compare actual results of operations for the three months and nine months ended September 30, 1999 to the pro forma (without Lakes results of operations) results of operations for the three months and nine months ended September 27, 1998 (See Note 2 to the condensed consolidated financial statements). The 1998 condensed consolidated balance sheet does not include the Lakes balance sheet accounts as the distribution and merger occurred immediately prior to the end of fiscal 1998.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

     The Company recorded net income of $8.0 million for the three months ended September 30, 1999, compared with net income of $7.6 million for the three months ended September 27, 1998. For the nine months ended September 30, 1999 and September 27, 1998, the Company recorded net income of $16.9 million and $18.2 million, respectively.

REVENUES

     The Company generated $159.0 million in casino revenue and $28.4 million in hotel, food, beverage, retail and other revenue during the three-month period ended September 30, 1999 as compared to $135.8 million in casino revenue and $24.9 million in food, beverage, retail and other revenue for the comparable period for the prior year. For the nine-month period ended September 30, 1999, the Company generated $445.6 million in casino revenue and $73.8 million in food, beverage, retail and other revenue as compared to $383.0 million in casino revenue and $63.6 million in food, beverage, retail and other revenue which was generated in the nine-month period ended September 27, 1998.

    At Grand Casino Tunica, revenues increased $12.2 million for the three-month period and $41.3 million for the nine-month period ended September 30, 1999, compared to the same periods in the prior year. These increases are mainly attributable to casino revenue and room revenue. Grand Casino Tunica also opened the 600-room Terrace Hotel and Spa in late March 1999, which successfully expanded the market and substantially boosted the property's customer counts and gaming volume. Revenues for Grand Casino Biloxi increased $2.1 million for the three-month period and $15.3 million for the nine-month period ended September 30, 1999, compared to the same periods in the prior year. The increase at Biloxi is related to increased slot win and table game win and the 500-room Biloxi Bayview Hotel, which opened during the first quarter of 1998. Revenues at Grand Casino Gulfport increased $12.5 million and $16.1 million for the three-month and nine-month periods, respectively, when compared to prior periods. The increase at Gulfport was a result of increased slot win and table game win. In late June of 1999, the Oasis Resort and Spa opened at Grand Casino Gulfport which is driving increased play in to the casino.

     Supply on the Gulf Coast has recently increased with the opening of a new resort by a competitor. Currently the new supply into the market continues to drive interest and visitation to the Company's two Gulf Coast properties. This increase in supply could ultimately have an adverse impact on the operating results of the Company's Gulf Coast properties.

COSTS AND EXPENSES

     Total costs and expenses increased $22.2 million to $160.7 million for the three-month period ended September 30, 1999. Casino expenses were $70.5 million for the three-month period ended September 30, 1999 compared to $55.2 million for the comparable period last year. This increase primarily relates to the increase in casino revenue. For the nine-month period ended September 30, 1999, total costs and expenses increased $64.9 million to $450.2 million. Casino expenses increased $33.8 million to $199.5 million and food and beverage expenses increased $2.8 million to $28.5 million due to the increase in related revenues for the nine-month period ended September 30, 1999.

     Selling, general, and administrative expenses increased in the amount of $5.9 million from $32.1 million for the three-month period ended September 27, 1998 to $38.0 million for the three-month period ended September 30, 1999. For the nine months ended September 30, 1999, selling, general, and administrative expenses increased to $106.6 million from $94.1 million in the prior year.

     Depreciation and amortization expense increased $0.7 million over the prior year to $45.6 million for the nine months ended September 30, 1999. This increase primarily relates to the Oasis Resort and Spa at Grand Casino Gulfport and the Terrace Hotel and Spa at Grand Casino Tunica.

     Corporate expense decreased $4.2 million for the three-months ended September 30, 1999 and $12.6 million for the nine months ended September 30, 1999, due primarily to cost savings of relocating the corporate office and efficiencies as a result of the merger with Park Place.

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

     The Company's various project teams are focusing their attention in the following major areas:

     INFORMATION TECHNOLOGY (IT). Information Technology systems account for much of the Year 2000 work and include all computer systems and technology managed by the Company. These core systems have been assessed, testing is substantially completed and most required changes have been implemented. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

     NON-IT SYSTEMS. An inventory of all property level non-IT systems (including elevators, electronic door locks, gaming devices, etc.) has been completed. The majority of these non-IT systems have been assessed, testing is substantially completed and most required changes have been implemented. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

     SUPPLIERS. The Company has communicated with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant supplier has informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

     During the remaining quarter of 1999, the Company will continually review its progress against its Year 2000 plans and determine whether any additional contingency plans are necessary to reduce its exposure to Year 2000 related issues. Based on the Company's current assessment, the cost of addressing potential problems is expected to be less than $4 million. However, if the Company is unable to resolve a Year 2000 issue, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which the Company expects the cost to be an additional $0.5 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company has been devoting the necessary resources to resolve all significant Year 2000 issues in a timely manner and will continue to do so.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, those set forth under the captions "Results of Operations" and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described previously in the Company's reports filed with the SEC, and (i) the effect of economic conditions, (ii) the impact of competition, (iii) customer demand, which could cause actual results to differ materially from historical results or those anticipated, (iv) regulatory, licensing, and other governmental approvals, (v) access to available and reasonable financing, (vi) political uncertainties, including legislative action, referendum, and taxation, (vii) litigation and judicial actions, (viii) third party consents and approvals, and (ix) construction issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that any of its expectations will be attained in light of these risks and uncertainties.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

     For a discussion of certain litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

     The Company and its subsidiaries are parties to various lawsuits arising out of actions prior to the Company's merger with Park Place. Any liabilities with respect thereto are an obligation of Park Place. The Company is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger) for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, the Company will be responsible for any liabilities, which could have a material adverse effect on Park Place.

As security to support Lakes' indemnification obligations to the Company, Lakes has agreed to irrevocably deposit, in trust for the benefit of the Company, an aggregate of $30 million. The trust will be funded with four annual deposits of $7.5 million each during each of the four years commencing December 31, 1999.

STRATOSPHERE SECURITIES LITIGATION

     The Company and certain persons who have been indemnified by the Company, including certain former and current officers and directors, are defendants in legal actions filed on August 16, 1996 in the District Court, Clark County, Nevada and on August 5, 1996 in the United States District Court, District of Nevada. These actions arise out of the Company's involvement in the Stratosphere Tower, Casino and Hotel project in Las Vegas, Nevada. The Company was a dominant shareholder of Stratosphere. The state court action has been stayed pending resolution of the federal court action.

     The plaintiffs in the actions, who are present or former shareholders of Stratosphere Corporation, seek to pursue the actions as class actions. The complaints generally allege that the defendants concealed material information and made false positive statements about the Stratosphere, which caused the value of the Stratosphere stock to be inflated. In April 1998, a motion to dismiss submitted by the Company was partially granted. The plaintiffs are pursuing the claims that survived the motion to dismiss.

     By order dated October 4, 1999, the court granted in part and denied in part a motion for summary judgment filed by the Company and the Company-related defendants. Many of the plaintiff's claims were dismissed by the court, which left surviving the issue of whether material cost overruns had been adequately disclosed in public filings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1999.

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




GRAND CASINOS, INC.
(Registrant)




Dated:  November 15, 1999





/s/ Scott A. LaPorta
----------------------------
Scott A. LaPorta
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)